Form 10-Q
period 1995-03-31
C&K 1980 FUND B LTD
filed 1995-05-12
CIK 319315

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1995

                                          OR

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


     Commission file number 0-10267


                                C&K 1980 FUND-B, LTD.
                (Exact name of registrant as specified in its charter)


                    Texas                           76-0307698
        (State or other jurisdiction of         (I.R.S.  Employer
        incorporation or organization)         Identification No.)

       16825 Northchase Dr., Suite 1100,
               Houston, Texas                          77060
   (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:      713-874-0700

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     X
                                     Yes       No

              The C&K 1980 Fund-B, Ltd. is a Texas limited partnership.

                                  INDEX TO FORM 10-Q
                                C&K 1980 Fund-B, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements                                 Page

              Balance Sheets
              March 31, 1995 and December 31, 1994  . . . . . . . .  3

              Statements of Operations
              Three months ended March 31, 1995 and 1994. . . . . .  4

              Statements of Partners' Capital (Deficit)
              Three months ended March 31, 1995 and 1994. . . . . .  5

              Statements of Cash Flows
              Three months ended March 31, 1995 and 1994. . . . . .  6

              Notes to the Financial Statements . . . . . . . . . . 7-11

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . 12-13

     PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .  14

     Item 2.  Changes in Securities . . . . . . . . . . . . . . . .  14

     Item 3.  Defaults upon Senior Securities . . . . . . . . . . .  14

     Item 4.  Submission of Matters to a Vote of
                Security Holders  . . . . . . . . . . . . . . . . .  14

     Item 5.  Other Information . . . . . . . . . . . . . . . . . .  14

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . .  14


     SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                March 31,       December 31,
                                                   1995               1994
     Current Assets:

     Cash and Cash Equivalents               $    480,874       $    473,041
     Trade Receivable                             650,438            548,383

       Total Current Assets                     1,131,312          1,021,424

     Oil and gas properties and equipment,
      at cost, using the full cost method of
      accounting                               22,327,931         22,327,931

     Less:  Accumulated depletion             (18,215,222)       (18,106,469)

                                             $  4,112,709          4,221,462

     Total Assets                            $  5,244,021       $  5,242,886

                          LIABILITIES AND PARTNERS' DEFICIT

     Current payable to General Partner      $    327,935       $    315,635

     Contingency (Note 7)
     Partners' capital                          4,916,086          4,927,251

     Total Liabilities and Partners' Capital $  5,244,021       $  5,242,886

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                  Three months ended March 31,
                                                        1995            1994
     Revenues:
       Oil and gas sales                              $382,463        $535,309
       Interest income                                   2,726           6,112
                                                       385,189         541,421

     Expenses:
       Lease operating expense                          34,928          84,339
       Production tax expense                           21,808          30,056
       Marketing deductions                             56,454         105,995
       Depletion expense                               108,753          98,659
       General and administrative expenses              62,609          45,344

                                                       284,552         364,393

     Net income                                       $100,637        $177,028

     Net income per limited partnership unit
       (1,210 outstanding)                            $  36.30        $   71.32

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                           STATEMENTS OF PARTNERS' CAPITAL
                                     (Unaudited)


                                       Three months ended March 31, 1994
                                                          Combining
                                   General     Limited   Adjustment
                                   Partner    Partners    (Note 3)     Total
     Balance at January 1, 1994  $1,144,261 $3,839,983  $1,024,625  $6,008,869
     Contributions                   64,864      --         --          64,864
     Distributions                 (199,690)     --         --        (199,690)
     Net income (loss)              111,563     86,301     (20,836)    177,028

     Balance at March 31, 1994   $1,120,998 $3,926,284  $1,003,789  $6,051,071

                                      Three months ended March 31, 1995
                                                           Combining
                                  General       Limited   Adjustment
                                  Partner       Partners   (Note 3)    Total
     Balance at January 1, 1995 $1,123,291   $2,816,513  $ 987,447 $4,927,251

     Contributions                  40,326        --         --        40,326
     Distributions                (152,128)       --         --      (152,128)
     Net income (loss)              82,155       43,921    (25,439)   100,637

     Balance at March 31, 1995  $1,093,644   $2,860,434  $ 962,008 $4,916,086

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                    Three months ended March 31,
                                                          1995        1994
     Cash flows from operating activities:
      Net income                                       $100,637     $177,028
      Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depletion                                      108,753       98,659
         (Increase) decrease in trade receivables      (102,055)     106,663

       Net cash provided by operating activities        107,335      382,350

     Cash flows from investing activities:
      (Additions) retirements to oil and gas
       properties and equipment                           --            (648)

     Cash flows from financing activities:
      Increase (decrease) in current payable
       to General Partner                                12,300        --
      Distributions to General Partner                 (152,128)    (199,690)
      Contributions by General Partner                   40,326       64,864

         Net cash used in financing activities          (99,502)    (134,826)

         Net increase (decrease) in cash and
          cash equivalents                                7,833      246,876

     Cash and cash equivalents at beginning of period   473,041      865,525

     Cash and cash equivalents at end of period       $ 480,874   $1,112,401

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Management Representation

       These financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the Partnership's 1994 annual report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting only of normal recurring items necessary to present fairly the financial position of the C&K 1980 Fund-B, Ltd. at March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994, and the partners' capital and cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

      Organization

       The C&K 1980 Fund-B, Ltd. (the "Partnership"), a Texas Limited Partnership, was organized on January 29, 1980, to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on October 15, 1980. Total initial Limited Partner contributions were $6,050,000 including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner. On August 25, 1981, C&K requested the Limited Partners to pay an additional assessment of 25% of their initial contributions. Additional contributions received from Limited Partners were $1,512,500 with C&K paying the additional assessments for thirty-two Limited Partners who declined to pay their share of the additional assessments.

       Effective November 18, 1993, Ultramar Oil and Gas Limited ("UOGL"), an indirect wholly owned subsidiary of LASMO plc, was sold to Williams-Cody Limited Liability Company, a Wyoming limited liability company ("WCLLC"), owned by Williams Gas Management Company ("WGman") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

       Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by Williams Gas Management Company. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. has been changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company has been changed to Gates-Cody Energy Company ("GCEC"), a limited liability company. CODY is the surviving corporation and, pursuant to the authority provided in the Partnership Agreement manages and controls the Partnership's affairs and is responsible for the activities of the Partnership.

       CODY is currently considering either transferring its limited partner and general partner interest in the Partnership, or withdrawing as general partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership which could lead to the ultimate dissolution of the Partnership. GCEC intends to, if necessary, advance funds required by the Partnership in excess of those generated by operations through CODY.

      Basis of Accounting

       The accounts of the Partnership are maintained on the accrual basis in accordance with accounting practices permitted for federal income tax reporting purposes. In order to present the accompanying financial statements on the basis of generally accepted accounting principles for financial reporting purposes, adjustments have been made to account for oil and gas properties under the full cost method of accounting.

      Classification of Cash and Cash Equivalents

       Cash is invested in a money market savings account.

      Oil and Gas Properties

       The Partnership uses the full cost method of accounting for oil and gas properties in accordance with rules prescribed by the Securities and Exchange Commission ("SEC"). Under this method, all costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells and other related costs together with costs applicable to CODY's technical personnel directly engaged in evaluating and maintaining oil and gas prospects and drilling oil and gas wells. Maintenance and repairs are charged against income when incurred. Renewals and betterments which extend the useful life of properties are capitalized.

       The capitalized costs of all oil and gas properties are depleted on a composite units-of-revenue method computed on a future gross revenue basis. An additional depletion provision is made if the total capitalized costs of oil and gas properties exceed the "capitalization ceiling" which is calculated as the present value of future net revenues for estimated production of the Partnership's proved oil and gas reserves as furnished by independent petroleum engineers.

       Future gross revenues have been estimated using rules prescribed by the SEC. Under these rules, year-end prices are utilized in determining future gross revenues.

       The capitalization ceiling is computed for the first three quarters of a year by (i) adjusting the previous year-end present value of future net revenues for the accretion of the discount, production, and revisions to reserve estimates, if any, and (ii) revising the resultant valuation of future net revenues to incorporate prices and volumes at the financial statement date.

      Net Income per Limited Partnership Unit

       Net income per Limited Partnership unit is computed by obtaining the Limited Partners net income (see Statement of Partners' Capital) and dividing by the total Limited Partnership units outstanding.

      Contributions and Distributions

       Contributions by the General Partner, as presented in the Statement of Partners' Capital, represent amounts paid by the General Partner for its allocated share of the Partnership's costs and expenses. Distributions to the General Partner represent amounts collected by the General Partner for its allocated share of the Partnership's revenues. Distributions to Limited Partners represent periodic payments of available cash, as determined in accordance with the terms of the Partnership Agreement.

      Distributions Payable

       There were no Limited Partner Distributions payable during the first three months of 1995.

      Trade Receivables

       The Partnership's trade receivable consists of the Limited Partners' share of proceeds from the sales of the Partnership's crude oil and natural gas. The General Partner acts as the collection agent for the Partnership's receivables and remits sales revenues collected in the period received. The Partnership has no recourse against the General Partner for amounts deemed uncollectible. Accrued amounts receivable for oil and gas sales are reduced by accrued amounts payable to the General Partner and the resulting net balance is classified as a receivable or as a payable, as appropriate.

     NOTE 2 - GAS CONTRACT

       Effective January 1, 1993, under a gas purchase agreement ("agreement"), WGMan began purchasing all of the Partnership's natural gas production.
     The agreement is for five years and calls for a market responsive price which is tied to a published index. WGMan is paid an administrative fee of $.04 per MMBtu of gas purchased as compensation for administration and marketing of gas. WGMan also is responsible for administration of third party gas contracts as outlined in the agreement; however, the Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.

     NOTE 3 - ALLOCATION OF PARTNERSHIP REVENUES, COSTS AND EXPENSES

       The Partnership Agreement provides that revenues, costs and expenses shall be allocated to the partners as follows:

                                                     Limited     General
                                                     Partners    Partner
     REVENUES

      Sale of Production   . . . . . . . . . . . . . .  50%         50%
      Sale of Equipment  . . . . . . . . . . . . . . .  50          50
      Interest Income  . . . . . . . . . . . . . . . .  99           1

     COSTS AND EXPENSES

      Organization and Offering Expenses Other than
       Sales Commissions   . . . . . . . . . . . . . .   0         100
      Leasehold Acquisition Costs  . . . . . . . . . .   0         100
      Subsequent Leasehold Acquisition Costs   . . . .  50          50
      Intangible Drilling Costs  . . . . . . . . . . .  99           1
      Tangible Drilling and Completion Costs Relating
       to Commercially Productive Wells  . . . . . . .   0         100
      Post-Completion Costs  . . . . . . . . . . . . .  50          50
      Operating Costs  . . . . . . . . . . . . . . . .  50          50
      Special Costs  . . . . . . . . . . . . . . . . .  99           1
      General and Administrative Expenses  . . . . . .  50          50

        The depletion provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depletion provision has been increased by the amount that its share of unamortized costs exceeded its capitalization ceiling. The difference between depletion applicable to the partners and the total applicable to the Partnership is shown as a combining adjustment in the Statement of Partners' Capital for the three months ended March 31, 1995 and 1994. During the three months ended March 31, 1995 and 1994 the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalized ceiling.

     NOTE 4 - PURCHASE OF LIMITED PARTNERS' INTERESTS

        The Limited Partners may require the General Partner to purchase up to ten percent of their interests annually. The purchase price is based on the Limited Partners' proportionate share of the sum of (i) two-thirds of the present worth of estimated future net revenues using a discount rate equal to the prime rate in effect on the applicable valuation date plus one percent, (ii) the present value of the estimated salvage value of all production facilities and tangible assets, and (iii) the net book value of all other assets and liabilities.

        At January 1, 1995, the General Partner calculated a purchase price of $2,034.46 per assessed Limited Partner unit and $1,627.57 per nonassessed Limited Partner unit. The ceiling limitation for units tendered for repurchase is $756,250. Limited Partners have until June 30, 1995 to tender units for repurchase. At March 31, 1995, the General Partner owned 634 assessed Limited Partnership units and 59.66 nonassessed Limited Partnership units.

     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement during the three months ended March 31, 1995 and 1994.

        The Partnership distributes to each Limited Partner their proportionate share of cash funds credited to their capital account which was in excess of the amounts necessary to meet such partners share of existing or future obligations of the Partnership. No distributions were made to the Limited Partners for the three month period ended March 31, 1995 and 1994. During the first three months of 1995 and 1994, the Partnership distributed to the General Partner $152,128 and $199,690, respectively. These distributions represented the General Partner's share of net revenues for the first three months of 1995 and 1994.

     NOTE 6 - INCOME TAXES

        Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision for liability for federal and state income taxes has been reflected in the accompanying financial statements. The qualification of the Partnership as a partnership for tax purposes, and the amount of the Partnership's income or loss is subject to examination by federal and state tax authorities. If such examinations result in changes with respect to the Partnership's qualifications or in changes in the Partnership's income or loss, the tax liability of the partners could be changed accordingly.

        Income tax deductions are allocated according to the manner in which the related costs were allocated. The Tax Reform Act of 1976 provides that income tax deductions for depletion must be computed by each partner rather than by the Partnership. Accordingly, the income tax returns of the Partnership will not include deductions for depletion since such amounts are not Partnership deductions.

        Under the passive loss rules of the Tax Reform Act of 1986 certain limitations on the deductibility of losses attributable to an investment in the Partnership apply to the Limited Partners which are individuals, estates, trusts, closely held corporations and any personal service corporations. In general, losses from activities in which an investor does not materially participate (characterized as passive activities), such as a Limited Partner's interest in the Partnership, are only deductible to the extent of income from such passive activities.

     NOTE 7 - CONTINGENCIES

        The General Partner is currently considering either transferring its limited partnership and general partnership interests in the Partnership, or withdrawing as general partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. This condition raises substantial doubt about the Partnership's ability to continue as a going concern. As long as CODY remains the General Partner of the Partnership, GCEC intends to, if necessary, advance the funds required by the Partnership in excess of those generated by operations through CODY. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     NOTE 8 - RECLASSIFICATION

        Certain amounts from previous years have been reclassified to be consistent with the financial statement presentation for 1995. Such reclassification had no effect on net income.


                                C&K 1980 FUND-B, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $7,833, a decrease of $239,043 when compared to the corresponding period in 1994. This decrease resulted primarily from a decrease in revenues during the first three months of 1995 somewhat offset by a decrease in overall expenses.

        During the first three months of 1995, the Partnership distributed to the General Partner and Limited Partners cash proceeds of $152,128 and $ - 0-, respectively. (See Notes 1 and 5 to the Financial Statements). During the three months ended March 31, 1995, the General Partner's contribution (allocated share of costs and expenses incurred) was $40,326.

        The Partnership's financing requirements for operating expenses and development capital are currently provided by revenues from its producing operations. The Partnership does not consider long-term financing arrangements, either with the General Partner, or other sources, as necessary at this time.

        The Partnership's financial condition and operating results have been affected by the unsettled energy markets and will continue to be materially affected by any significant fluctuations in sales prices. The Partnership's ability to internally generate funds for capital expenditures will be similarly affected. The Partnership cannot predict the prices it will receive in the remainder of 1995 or in future years for its crude oil and natural gas.

        The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as general partner or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. As long as CODY remains the general partner of the Partnership, GCEC intends to, if necessary, advance funds required by the Partnership in excess of those generated by operations through CODY.

        There were no significant capital expenditures for the three months ended March 31, 1995 or 1994. The Partnership has made no immediate plans for additional exploratory or developmental capital programs except those necessary to maintain well productivity for 1995.

     RESULTS OF OPERATIONS

        Net income for the first quarter ended March 31, 1995 was $100,637, a decrease of $76,391 or 43% from net income of $177,028 reported for the same period in 1994. This decrease resulted from overall decreases in production volumes and prices.

        Crude oil and natural gas sales for the three months ended March 31, 1995 were $382,463, a decrease of $152,846 or 29% compared to the same period in 1994. Crude oil and natural gas production per day declined to 58 barrels and 2,051 thousand cubic feet ("mcf") per day, respectively, as compared to the 1994 level of 68 barrels and 2,255 mcf, respectively.
     In the first quarter of 1995, average sales prices increased for crude oil to $17.33 per barrel, and decreased for natural gas to $1.57 per mcf, respectively, as compared to $13.38 per barrel and $2.40 per mcf, respectively, in 1994.

        Lease operating expense for the three months ended March 31, 1995 decreased by $49,411 or 59% compared to the same period in 1994.
     Production tax expense for the first quarter of 1995 decreased by $8,248 or 27% compared to the same period in 1994. The decrease in production taxes is due to the decline in overall production volumes and prices. Marketing deductions were $56,454 for the three months ending March 31, 1995. Depletion increased by $10,094 or 10% compared to the same period in 1994.

        General and administrative expenses increased by $17,265 or 38% compared to the same period in 1994. This increase reflects audit and tax fee accruals which were not reflected in the March 31, 1995 general and administrative expenses.


                             PART II - OTHER INFORMATION

                                C&K 1980 FUND-B, LTD.


     Item 1.  Legal Proceedings

              None.

     Item 2.  Changes in Securities

              None.

     Item 3.  Defaults Upon Senior Securities

              None.

     Item 4.  Submission of Matters to a Vote of Security Holders

              Not applicable.

     Item 5.  Other Information

              None.

     Item 6.  Exhibits and Reports on Form 8-K
              No reports were filed on Form 8-K for the period ending March
                31, 1995.

                                      SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           C&K 1980 Fund-B, Ltd.
                                           (Registrant)



                                       By: /s/  Dan R. Taylor
                                           Dan R. Taylor
                                           Vice President and Controller
                                           CODY ENERGY, INC.
                                           Successor General Partner


     DATE: May 11, 1995