Form 10-Q
period 1995-06-30
C&K 1980 FUND B LTD
filed 1995-08-03
CIK 319315

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1995

                                          OR

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


     Commission file number 0-10267


                                C&K 1980 FUND-B, LTD.
                (Exact name of registrant as specified in its charter)


                    Texas                           76-0307698
        (State or other jurisdiction of         (I.R.S.  Employer
        incorporation or organization)         Identification No.)

      7555 East Hampden Avenue, Suite 600
                 Denver, CO                           80231
   (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:      303-695-3600



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

                                  INDEX TO FORM 10-Q
                                C&K 1980 Fund-B, Ltd.


     PART I.         FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Balance Sheets
                     June 30, 1995 and December 31, 1994

                     Statements of Operations
                     Three months and six months ended June 30, 1995 and 1994

                     Statements of Partners' Capital
                     Six months ended June 30, 1995 and 1994

                     Statements of Cash Flows
                     Six months ended June 30, 1995 and 1994

                     Notes to the Financial Statements

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations


     PART II. OTHER INFORMATION

            Item 1.  Legal Proceedings

            Item 2.  Changes in Securities

            Item 3.  Defaults upon Senior Securities

            Item 4.  Submission of Matters to a Vote of
                     Security Holders

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K


            SIGNATURE

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                    June 30,      December 31,
                                                      1995             1994
     Current Assets:

     Cash and cash equivalents                    $   486,055     $   473,041
     Trade receivable                                 774,651         548,383

         Total Current Assets                       1,260,706       1,021,424

     Oil and gas properties and equipment, at cost,
         using the full cost method of accounting  22,380,740      22,327,931

     Less:  Accumulated depletion                 (18,351,993)    (18,106,469)

                                                    4,028,747       4,221,462

         Total Assets                             $ 5,289,453     $ 5,242,886


                          LIABILITIES AND PARTNERS' CAPITAL

     Current payable to General Partner           $   405,058     $   315,635

     Contingency (Note 7)
     Partners' capital                              4,884,395       4,927,251

     Total Liabilities and Partners' Capital      $ 5,289,453     $ 5,242,886

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                  Three months ended          Six months ended
                                        June 30,                   June 30,
                                     1995         1994         1995      1994
     Revenues:
       Oil and gas sales          $474,897    $499,967     $ 857,360 $1,035,276
       Interest income               5,182       7,683         7,908     13,795
                                   480,079     507,650       865,268  1,049,071

     Expenses:
       Lease operating expense     132,418      94,346       167,346    178,685
       Production tax expense       27,817      30,572        49,625     60,628
       Marketing deductions         68,136      95,826       124,590    201,821
       Depletion expense           136,771      99,410       245,524    198,069
       General and administrative
        expenses                    46,896      53,168       109,505     98,512

                                   412,038     373,322       696,590    737,715

     Net income                   $ 68,041    $134,328     $ 168,678 $  311,356

     Net income per limited
      partnership unit
      (1,210 outstanding)         $  29.64    $  49.11     $   65.94 $   120.43

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                           STATEMENTS OF PARTNERS' CAPITAL
                                     (Unaudited)


                                            Six months ended June 30, 1994
                                                          Combining
                                   General     Limited   Adjustment
                                   Partner    Partners    (Note 3)     Total
     Balance at January 1, 1994 $1,144,261   $3,839,983 $1,024,625   $6,008,869

     Contributions                 131,185        --        --          131,185
     Distributions                (386,546)       --        --         (386,546)
     Net income (loss)             205,938      145,715    (40,297)     311,356

     Balance at June 30, 1994   $1,094,838   $3,985,698 $  984,328   $6,064,864


                                          Six months ended June 30, 1995
                                                         Combining
                                 General     Limited    Adjustment
                                 Partner     Partners    (Note 3)     Total
     Balance at January 1, 1995 $1,123,291   $2,816,513  $ 987,447   $4,927,251

     Contributions                 130,120        --         --         130,120
     Distributions                (341,654)       --         --        (341,654)
     Net income (loss)             145,922       79,783   (57,027)      168,678

     Balance at June 30, 1995   $1,057,679   $2,896,296  $930,420    $4,884,395

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                       Six months ended June 30,
                                                         1995           1994
     Cash flows from operating activities:
      Net income                                       $ 168,678     $  311,356
      Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depletion                                       245,524        198,069
         (Increase) decrease in trade receivables       (226,268)       292,362

       Net cash provided by operating activities         187,934        801,787

     Cash flows from investing activities:
      (Additions) retirements to oil and gas
       properties and equipment                          (52,809)      (375,325)

     Cash flows from financing activities:
      Increase (decrease) in current payable
       to General Partner                                 89,423        231,179

      Distributions to General Partner                  (341,654)      (386,546)
      Contributions by General Partner                   130,120        131,185

         Net cash used in financing activities          (122,111)       (24,182)

         Net increase (decrease) in cash and
          cash equivalents                                13,014        402,280

     Cash and cash equivalents at beginning of period    473,041        865,525

     Cash and cash equivalents at end of period        $ 486,055     $1,267,805

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Management Representation

       These financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the Partnership's 1994 annual report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting only of normal recurring items necessary to present fairly the financial position of the C&K 1980 Fund-B, Ltd. at June 30, 1995, the results of operations for the three months and six months ended June 30, 1995 and 1994, and the partners' capital and cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three months and six months ended June 30, 1995 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

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

       Effective November 18, 1992, Ultramar Oil and Gas Limited ("UOGL"), an indirect wholly owned subsidiary of LASMO plc, was sold to Williams-Cody Limited Liability Company, a Wyoming limited liability company "WCLLC", owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

         Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by Williams Gas Management Company. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. has been changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company has been changed to Gates-Cody Energy Company ("GCEC"), a Limited Liability Company. CODY is the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, manages and controls the Partnership's affairs and is responsible for the activities of the Partnership.

       CODY is currently considering either transferring its limited partner and general partner interest in the Partnership, withdrawing as general partner of the Partnership, or taking other actions to reduce its responsibilities in the Partnership which could lead to the ultimate dissolution of the Partnership. GCEC intends to, if necessary, advance funds required by the Partnership in excess of those generated by operations through CODY.

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

      Distributions Payable

       There were no Limited Partner distributions payable during the second quarter of 1995.

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

     NOTE 2 - GAS CONTRACT

       Effective January 1, 1993, under a gas purchase agreement ("agreement"), WGMan began purchasing all of the Partnership's natural gas production.
     The agreement is for five years and calls for a market responsive price which is tied to a published index. WGMan is paid an administrative fee of $.04 per MMBtu of gas purchased as compensation for administration and marketing of gas. WGMan also is responsible for the administration of the third party gas contracts as outlined in the agreement; however, the Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.

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

        The depletion provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depletion provision has been increased by the amount that its share of unamortized costs exceeded its capitalization ceiling. The difference between depletion applicable to the partners and the total applicable to the Partnership is shown as a combining adjustment in the Statement of Partners' Capital for the six months ended June 30, 1995 and 1994. During the six months ended June 30, 1995 and 1994 the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalized ceiling.

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

        At January 1, 1995, the General Partner calculated a purchase price of $2,034.46 per assessed Limited Partner unit and $1,627.57 per nonassessed Limited Partner unit. The ceiling limitation for units tendered for repurchase is $756,250. Within the prescribed tender period, twenty-four limited partners tendered forty-nine assessed units and two unassessed units for a total repurchase value of $102,943.68.

     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement during the six months ended June 30, 1995 and 1994.

        The Partnership distributes to each Limited Partner their proportionate share of cash funds credited to their capital account which was in excess of the amounts necessary to meet such partners share of existing or future obligations of the Partnership. No distributions were made to the Limited Partners for the six month period ended June 30, 1995 and 1994. During the first six months of 1995 and 1994, the Partnership distributed to the General Partner $341,654 and $386,546, respectively. These distributions represented the General Partner's share of net revenues for the first six months of 1995 and 1994.

     NOTE 6 - INCOME TAXES

        Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision for liability for federal and state income taxes has been reflected in the accompanying financial statements. The qualification of the Partnership as a partnership for tax purposes and the amount of the Partnership's income or loss is subject to examination by federal and state tax authorities. If such examinations result in changes with respect to the Partnership's qualifications or in changes in the Partnership's income or loss, the tax liability of the partners could be changed accordingly.

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


                                C&K 1980 FUND-B, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating, investing and financing activities for the six months ended June 30, 1995 was $13,014, a decrease of $389,266 when compared to the corresponding period in 1994. This decrease resulted primarily from a decrease in revenues during the first six months of 1995 and an increase in trade receivables.

        During the first six months of 1995, the Partnership distributed to the General Partner and Limited Partners cash proceeds of $341,654 and $ -0-, respectively. (See Notes 1 and 5 to the Financial Statements). During the six months ended June 30, 1995, the General Partner's contribution (allocated share of costs and expenses incurred) was $130,120.

        The Partnership's financing requirements for operating expenses and development capital are currently provided by revenues from its producing operations. The Partnership does not consider long-term financing arrangements, either with the General Partner or other sources, as necessary at this time.

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

        Capital expenditures for the six months ended June 30, 1995 were $52,809 compared to $375,325 for the same period in 1994. The Partnership has made no immediate plans for additional exploratory or developmental capital programs except those necessary to maintain well productivity for 1995.

     RESULTS OF OPERATIONS

      Three Months Ended June 30, 1995 vs. Three Months Ended June 30, 1994

        Net income for the three months ended June 30, 1995 was $68,041, a decrease of $66,287 or 49% from net income of $134,328 reported for the same period in 1994. This decrease resulted mainly from increases in depletion and lease operating expenses and a decrease in oil and gas sales, offset by a decrease in marketing deductions.

        Crude oil and natural gas sales for the three months ended June 30, 1995 was $474,897, a decrease of $25,070 or 5% compared to the same period in 1994. Crude oil production declined to 55 barrels per day while natural gas production increased to 2,902 mcf per day during this period, as compared to the 1994 level of 65 barrels and 2,076 mcf, respectively, per day. The increased gas production for this period in 1995, however, was offset by an average sales price $1.45 per mcf, down from an average sales price in 1994 of $2.13 per mcf. The average oil price for the three month period in 1995 was $18.49, up from $16.37 in 1994.

        Lease operating expense for the three months ended June 30, 1995 increased by $38,072 or 40% compared to the corresponding period in 1994. This increase reflects ad valorem taxes which were not accrued in the first quarter of 1995. Production tax expense for the second quarter of 1995 decreased by $2,755 or 9% compared to the same period in 1994. Marketing deductions for the second quarter decreased 29% from $95,826 in 1994 to $68,136 in 1995. Depletion expense increased by $37,361 or 38% in 1995 compared to the same period in 1994 as a result of reduced reserves assigned to the partnership properties by independent reserve engineers as of January 1, 1995.

        General and administrative expenses for the three months ended June 30, 1995 decreased by $6,272 or 12% compared to the same period in 1994.

      Six Months Ended June 30, 1995 vs. Six Months Ended June 30, 1994

        Net income for the six months ended June 30, 1995 was $168,678, a decrease of $142,678 or 46% from net income of $311,356 reported for the same period in 1994. This decrease resulted mainly from a decrease in oil and gas sales and an increase in depletion expense, offset by a decrease in marketing deductions.

        Crude oil and natural gas sales for the six months ended June 30, 1995 were $857,360, a decrease of $177,916 or 17% compared to the same period in 1994. Crude oil production declined to 57 barrels per day while natural gas production increased to 2,484 mcf per day for the first six months of 1995, as compared to the 1994 level of 67 barrels and 2,149 mcf, respectively, per day. The increased gas production in 1995, however, was offset by an average sales price of $1.50 per mcf, down from an average sales price in 1994 of $2.28 per mcf. The average oil price for this period in 1995 was $17.90, up from $14.90 in 1994.

        Lease operating expenses for the six months ended June 30, 1995 decreased by $11,339 or 6% compared to the same period in 1994. Production tax expense for this period in 1995 decreased by 18% or $11,003 compared to 1994, relative to the decline in oil and gas revenues. Marketing deductions were $124,590 for the six months ending June 30, 1995 as compared to $201,821 for the corresponding period in 1994, a decline of $77,231 or 38%. Depletion expense increased $47,445 from 1994 to 1995 as a result of reduced reserves assigned to the partnership properties by independent reserve engineers as of January 1, 1995.

        General and administrative expenses for the first half of 1995 increased $10,993 or 11% as compared to the corresponding period in 1994.


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

     Item 5.  Other Information

              None.

     Item 6.  Exhibits and Reports on Form 8-K

              On June 21, 1995, the Partnership filed a Form 8-K (Commission No. 0-10267 and Internal Revenue Service Identification No. 76-0307698), which was received by the Securities and Exchange Commission on June 21, 1995 and incorporated herein by reference, in which it reported a change in the Registrant's certifying independent accountants.

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








     DATE: August 3, 1995