Form 10-Q
period 1995-09-30
C&K 1980 FUND B LTD
filed 1995-11-13
CIK 319315

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1995

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

                                  INDEX TO FORM 10-Q
                                C&K 1980 Fund-B, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              September 30, 1995 and December 31, 1994

              Statements of Operations
              Three months and nine months ended September 30, 1995 and 1994

              Statements of Partners' Capital
              Nine months ended September 30, 1995 and 1994

              Statements of Cash Flows
              Nine months ended September 30, 1995 and 1994

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                  September 30,   December 31,
                                                      1995            1994
     Current Assets:

     Cash and cash equivalents                    $   259,060    $   473,041
     Trade receivable                                 520,608        548,383

         Total Current Assets                         779,668      1,021,424

     Oil and gas properties and equipment, at cost,
         using the full cost method of accounting  22,381,049     22,327,931

     Less:  Accumulated depletion                 (18,452,924)   (18,106,469)

                                                    3,928,125      4,221,462

         Total Assets                             $ 4,707,793    $ 5,242,886


                          LIABILITIES AND PARTNERS' CAPITAL

     Current payable to General Partner           $   449,758    $   315,635

     Contingency (Note 7)
     Partners' capital                              4,258,035      4,927,251

     Total Liabilities and Partners' Capital      $ 4,707,793    $ 5,242,886

[FN]
    The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                                    1995       1994         1995         1994
     Revenues:
       Oil and gas sales         $350,464    $386,144   $1,207,824   $1,421,420
       Interest income              3,412       9,487       11,320       23,282
                                  353,876     395,631    1,219,144    1,444,702

     Expenses:
       Lease operating expense     84,355      87,789      251,701      266,474
       Production tax expense      19,689      16,522       69,314       77,150
       Marketing deductions        56,540     128,124      181,130      329,945
       Depletion expense          100,931      79,619      346,455      277,688
       General and administrative
        expenses                   46,093      58,524      155,598      157,036

                                  307,608     370,578    1,004,198    1,108,293

     Net income                  $ 46,268    $ 25,053   $  214,946   $  336,409

     Net income per limited
      partnership unit
      (1,210 outstanding)        $  20.23    $   3.18   $    86.17   $   123.61

[FN]
    The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                           STATEMENTS OF PARTNERS' CAPITAL
                                     (Unaudited)


                                    Nine months ended September 30, 1994
                                                       Combining
                              General      Limited     Adjustment
                              Partner     Partners      (Note 3)      Total
     Balance at
      January 1, 1994       $1,144,261   $3,839,983   $1,024,625    $6,008,869

     Contributions             294,007       --            --          294,007
     Distributions            (526,176)    (363,000)       --         (889,176)
     Net income (loss)         242,171      149,565      (55,327)      336,409
     Balance at
      September 30, 1994    $1,154,263   $3,626,548   $  969,298    $5,750,109

                                   Nine months ended September 30, 1995
                                                     Combining
                              General      Limited   Adjustment
                              Partner     Partners    (Note 3)        Total
     Balance at
      January 1, 1995       $1,123,291   $2,816,513   $ 987,447     $4,927,251
     Contributions             194,645       --           --           194,645
     Distributions            (478,807)    (600,000)      --        (1,078,807)
     Net income (loss)         191,020      104,263     (80,337)       214,946
     Balance at
      September 30, 1995    $1,030,149   $2,320,776   $ 907,110     $4,258,035

[FN]
     The accompanying notes are an integral part of these financial statements.


                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                          Nine months ended
                                                           September 30,
                                                         1995           1994
     Cash flows from operating activities:
      Net income                                       $214,946      $  336,409
      Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depletion                                      346,455         277,688
         (Increase) decrease in trade receivables        27,775         292,362

       Net cash provided by operating activities        589,176         906,459

     Cash flows from investing activities:
      (Additions) retirements to oil and gas
       properties and equipment                         (53,118)       (561,357)

     Cash flows from financing activities:
      Increase (decrease) in current payable
       to General Partner                               134,123         298,835
      Distributions to Limited Partners                (600,000)       (363,000)
      Distributions to General Partner                 (478,807)       (526,176)
      Contributions by General Partner                  194,645         294,007

         Net cash used in financing activities         (750,039)       (296,334)

         Net increase (decrease) in cash and
          cash equivalents                             (213,981)         48,768

     Cash and cash equivalents at beginning of period   473,041         865,525

     Cash and cash equivalents at end of period        $259,060      $  914,293

[FN]
    The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Management Representation

       These financial statements should be read in the context of the financial statements and notes thereto filed with the Securities and Exchange Commission in the Partnership's 1994 annual report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting only of normal recurring items necessary to present fairly the financial position of the C&K 1980 Fund-B, Ltd. at September 30, 1995, the results of operations for the three months and nine months ended September 30, 1995 and 1994, and the partners' capital and cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three months and nine months ended September 30, 1995 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

      Organization

       The C&K 1980 Fund-B, Ltd. (the "Partnership"), a Texas Limited Partnership, was organized on January 29, 1980, to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on October 15, 1980. Total initial Limited Partner contributions were $6,050,000 including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner. On August 25, 1981, C&K requested the Limited Partners to pay an additional assessment of 25% of their initial contributions. Additional contributions received from Limited Partners were $1,512,500 with C&K paying the additional assessments for thirty-two Limited Partners who declined to pay their share of the additional assessments. C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited ("UOGL"), an indirect wholly-owned subsidiary of LASMO plc.

       Effective November 18, 1992, UOGL was sold to Williams-Cody Limited Liability Company, a Wyoming limited liability company ("WCLLC"), owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

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

      Distributions Payable

       There were no Limited Partner distributions payable during the third quarter of 1995.

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

        The depletion provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depletion provision has been increased by the amount that its share of unamortized costs exceeded its capitalization ceiling. The difference between depletion applicable to the partners and the total applicable to the Partnership is shown as a combining adjustment in the Statement of Partners' Capital for the nine months ended September 30, 1995 and 1994. During the nine months ended September 30, 1995 and 1994 the net capitalized costs of the Partnership's oil and gas properties did not exceed the capitalized ceiling.

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

        At January 1, 1995, the General Partner calculated a purchase price of $2,034.46 per assessed Limited Partner unit and $1,627.57 per nonassessed Limited Partner unit. The ceiling limitation for units tendered for repurchase is $756,250. Within the prescribed tender period, twenty-four limited partners tendered forty-nine assessed units and two nonassessed units for a total repurchase value of $102,943.68.

     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement during the nine months ended September 30, 1995 and 1994.

        The Partnership distributes to each Limited Partner their proportionate share of cash funds credited to their capital account which was in excess of the amounts necessary to meet such partners share of existing or future obligations of the Partnership. Distributions were made to the Limited Partners for the third quarter ending September 30, 1995 in the amount of $600,000 as compared to $363,000 for the corresponding period in 1994. During the first nine months of 1995 and 1994, the Partnership distributed to the General Partner $478,807 and $526,176, respectively. These distributions represented the General Partner's share of net revenues for the first nine months of 1995 and 1994.

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


                                C&K 1980 FUND-B, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating, investing and financing activities for the nine months ended September 30, 1995 was $213,981, as compared to net cash provided by these activities of $48,768 for the corresponding period in 1994. This change resulted primarily from an increase in the cash distributions to limited partners in 1995.

        During the first nine months of 1995, the Partnership distributed to the General Partner and Limited Partners cash proceeds of $478,807 and $600,000, respectively. (See Notes 1 and 5 to the Financial Statements). During the nine months ended September 30, 1995, the General Partner's contribution (allocated share of costs and expenses incurred) was $194,645.

        Capital expenditures for the nine months ended September 30, 1995 were $53,118 compared to $561,357 for the same period in 1994. The Partnership has made no immediate plans for additional exploratory or developmental capital programs except those necessary to maintain well productivity for 1995.

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

     RESULTS OF OPERATIONS

      Three Months Ended September 30, 1995 vs. Three Months Ended September 30, 1994

        Net income for the three months ended September 30, 1995 was $46,268, an increase of $21,215 or 85% from net income of $25,053 reported for the same period in 1994. This increase resulted mainly from lower marketing costs for the quarter, offset by an increase in depletion and a decline in oil and gas production.

        Crude oil and natural gas sales for the three months ended September 30, 1995 was $350,464, a decrease of $35,680 or 9% compared to the same period in 1994. Crude oil production declined to 54 barrels per day and natural gas production declined to 2,139 mcf per day during this period, as compared to the 1994 level of 62 barrels and 2,424 mcf, respectively, per day. The average gas price for the third quarter of 1995 was $1.37 as compared to $1.29 for the third quarter of 1994. Gas volumes and prices for this period in 1994, however, included a non-recurring adjustment to plant products sales for prior periods, which increased gas volumes and lowered the price per mcf. The average oil price for the three month period in 1995 was $16.22, down from $17.06 for the corresponding three month period in 1994.

        Lease operating expense for the three months ended September 30, 1995 decreased by $3,434 or 4% compared to the corresponding period in 1994. Production tax expense for the third quarter of 1995 increased by $3,167 or 19% compared to the same period in 1994. This expense, which generally fluctuates relative to oil and gas sales, included an adjustment in the third quarter of 1994 to the plant products sales mentioned above, reducing the production tax expense. Marketing deductions for the third quarter decreased 56% from $128,124 in 1994 to $56,540 in 1995; however, additional costs applicable to the second quarter of 1994 in the amount of $59,900 were included in the third quarter 1994 total. Depletion expense increased by $21,312 or 27% in 1995 compared to the same period in 1994 as a result of reduced reserves assigned to the partnership properties by independent reserve engineers as of January 1, 1995. General and administrative expenses for the three months ended September 30, 1995 decreased by $12,431 or 21% compared to the same period in 1994.

      Nine Months Ended September 30, 1995 vs. Nine Months Ended September 30, 1994

        Net income for the nine months ended September 30, 1995 was $214,946, a decrease of $121,463 or 36% from net income of $336,409 reported for the same period in 1994. This decrease resulted mainly from a decline in oil and gas production and an increase in depletion, offset by a reduction in marketing costs in 1995.

        Crude oil and natural gas sales for the nine months ended September 30, 1995 were $1,207,824, a decrease of $213,596 or 15% compared to the same period in 1994. Crude oil production declined to 56 barrels per day while natural gas production increased to 2,367 mcf per day for the first nine months of 1995, as compared to the 1994 level of 66 barrels and 2,175 mcf, respectively, per day. The increased gas production in 1995, however, was offset by an average sales price of $1.46 per mcf, down from an average sales price of $1.92 per mcf in 1994. The average oil price for this period in 1995 was $17.35, up from $15.59 in 1994.

        Lease operating expenses for the nine months ended September 30, 1995 decreased by $14,773 or 6% compared to the same period in 1994, and production tax expense for this period in 1995 decreased by 10% or $7,836 compared to 1994; both decreases relate to the decline in oil and gas revenues. Marketing deductions were $181,130 for the nine months ending September 30, 1995 as compared to $329,945 for the corresponding period in 1994, a decline of $148,815 or 45%; deductions for 1994, however, included $100,300 in charges which were applicable to 1993 but not recognized until 1994. Depletion expense increased $68,767 or 25% from 1994 to 1995 as a result of reduced reserves assigned to the partnership properties by independent reserve engineers as of January 1, 1995. General and administrative expenses for the first nine months of 1995 decreased $1,438 or 1% as compared to the corresponding period in 1994.


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

     Item 5.  Other Information

              None.

     Item 6.  Exhibits and Reports on Form 8-K

              On June 21, 1995, the Partnership filed a Form 8-K (Commission No. 0-10267), which was received by the Securities and Exchange Commission on June 21, 1995 and incorporated herein by reference, relating to the change in the registrant's certifying accountants.

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



     DATE: November 13, 1995