Form 10-K
period 1995-12-31
C&K 1980 FUND B LTD
filed 1996-03-28
CIK 319315

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {x} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     Commission file number 0-10267

                                C&K 1980 FUND-B, LTD.
                (Exact name of registrant as specified in its charter)

                       Texas                              76-0307698
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)           Identification No.)

         7555 East Hampden Ave., Suite 600
                  Denver, Colorado                        80231
      (Address of principal executive offices)           (Zip code)

     Registrant's telephone number, including area code: (303) 695-3600

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of Each Exchange
         Title of Each Class                          Which Registered

             None                                       None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            Limited Partnership Interests
                                   (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     x
                                    Yes        No

                         DOCUMENTS INCORPORATED BY REFERENCE


         Portions of Registrant's Registration Statement No. 2-66548 are incorporated by reference into Part IV of this report.

                                        PART I


     ITEM 1 - Business

      General

         The response to this item is submitted as a separate section in Part IV of this report under Notes to Financial Statements, Note 1 - Organization.

      Operating Hazards and Uninsured Risks

         All of the Partnership's oil and gas activities are subject to the risks normally associated with exploration for and production of oil and gas, including blowouts, cratering and fires, each of which could result in damage to life and property. The General Partner believes that its operations and facilities are in compliance with applicable environmental regulations. Nevertheless, the risks of costs and liabilities are inherent in operations such as the Partnership's, and there can be no assurance that significant costs and liabilities will not be incurred in the future. The General Partner does carry insurance against some, but not all, of these risks. Losses and liabilities arising from such events would reduce revenues and increase costs to the Partnership to the extent not covered by insurance. Notwithstanding the foregoing, the General Partner believes that it has adequate insurance coverage to preclude any material adverse impact from known claims.

      Markets

         The availability of a ready market for the Partnership's oil and gas production and revenues generated from sales of production depends on numerous factors beyond its control, including the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the costs of and proximity of pipelines and other transportation facilities, regulation by state and federal authorities, and the costs of complying with applicable environmental regulations. Prices for oil and gas have proven volatile in recent years. Due to all of the above stated factors, management is unable to predict future prices.

      Regulation

         Federal Regulation

         Various aspects of the Partnership's natural gas operations are affected by regulations of the Federal Energy Regulatory Commission ("FERC") under authority of the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). The provisions of these acts are complex. However, pursuant to certain FERC rules and recent legislation, most gas was deregulated on January 1, 1993. Additionally, the interstate natural gas pipeline industry is undergoing a substantial restructuring by the FERC. The impact of price decontrol and the FERC restructuring on the Partnership is uncertain, but at present would appear not to cause a material adverse effect on the business of the Partnership.

      State Regulation

         Most states in which the Partnership owns oil and gas properties have statutes and regulations governing a number of environmental and conservation matters, including the unitization or pooling of oil and gas properties and maximum rates of production from oil and gas wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Partnership properties. State regulatory authorities have also established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Some states have enacted statutes prescribing ceiling prices for gas sold within the state.

         In 1992, the Texas Railroad Commission ("TRC") adopted a significant revision to the current system of natural gas production in Texas. The previous system required each pipeline system to estimate the demand for gas each month and take from its suppliers on a pro rata basis. The new rule assigns allowable production of natural gas to wells on an annual basis rather than a monthly basis. In addition, the determination of market demand is made by the TRC rather than the pipelines. The impact of these new regulations on the Partnership has been and is expected to be minimal.

      Environmental Regulation

         The Partnership's oil and gas exploration and production operations are subject to regulation by the United States Environmental Protection Agency (the "EPA") and the regulatory bodies in each state in which it is doing business. The Partnership's oil and gas exploration, development and production operations are subject to numerous environmental programs, some of which include solid and hazardous waste management, water protection, air emission controls, and situs controls affecting wetlands, coastal operations, and antiquities. New programs and changes in existing programs are anticipated, some of which include naturally occurring radioactive materials ("NORM"), oil and gas exploration and production waste management, and underground injection of waste materials. The Partnership is not a party to any enforcement proceedings at this time.

      Federal Income Tax Legislation

         The Partnership pays no income taxes. Instead, all items of income and loss flow through directly to the partners to be included in their individual returns. Certain limitations on the deductibility of losses attributable to an investment in the Partnership under the passive loss rules will apply to the Limited Partners which are individuals, estates, trusts, closely held corporations and personal service corporations. In general, losses from activities in which an investor does not materially participate (characterized as passive activities), such as a Limited Partner's interest in the Partnership, are only deductible to the extent of income from such passive activities.

         The Revenue Act of 1987 classifies certain "publicly traded" partnerships as corporations for federal income tax purposes. The General Partner believes that the Partnership should not be considered a publicly traded partnership under such provisions, although no assurance of this result can be given. In the event the Partnership were classified as a publicly traded partnership under such provisions, it should qualify for an exemption from corporate classification to the extent that 90% of its gross income is derived from the exploration, production and development of oil and natural gas.

         Each Limited Partner should consult with his tax advisor as to the effect of the federal income tax laws on his investment in the Partnership.

      Additional Legislation

         No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and gas, imposing new taxes on revenues attributable to oil and gas production, or affecting the market demand for oil and gas; nor can it be predicted which proposals, including those currently under consideration, if any, might be enacted or become effective.

      Employees

         The Partnership has no employees. Management of the Partnership, including legal, accounting, technical and operational support, is provided by the General Partner.


     ITEM 2 - Properties

      General

         The Partnership's interests in its properties are in the form of various ownership interests in oil and gas leases. On certain properties, the size of interest owned by the Partnership will change after the investment in the prospect or well is recovered. The Partnership's properties may be subject to liens, operating agreements, minor encumbrances, easements and restrictions.

      Acreage

         As of December 31, 1995, the Partnership held oil and natural gas leases as follows:

                                         Acreage Developed
                                          Gross         Net
               Texas                      6,771        2,692

      Production

        The following table summarizes for the periods indicated the Partnership's (i) net oil and gas production, (ii) the average sales price received per barrel ("bbl") of crude oil and per thousand cubic feet ("mcf") of natural gas, and (iii) the composite production cost per equivalent bbl of oil and gas ("BOE") produced. Gas has been converted on the basis of 6 mcf equals 1 bbl. Liquid gas plant products (derived from natural gas) have been converted on the basis of 1 bbl of plant products equals 6 mcf.

                                             Year Ended December 31,
                                         1995         1994         1993
     Natural Gas:
       Production (mcf)                   536,967     688,247     774,684
       Average Sales Price per mcf         $ 1.51      $ 1.90      $ 1.86

     Plant Products:
       Production (mcf)                   288,577     141,231     453,768
       Average Sales Price per mcf         $ 1.49      $ 1.06      $ 1.40

     Oil:
       Production (bbl)                    19,809      23,690      27,729
       Average Sales Price per bbl         $17.37      $15.83      $17.18

     Composite Production Cost per BOE     $ 2.18      $ 2.61      $ 2.41


      Estimated Oil and Gas Reserve Quantities (Unaudited)

        The response to this item is submitted as a separate section in Part IV of this report under Notes to Financial Statements, Note 8 - Supplemental Data of Oil and Gas Operations.

      Productive Properties

        As of December 31, 1995, the Partnership had working interests in fifteen gross (6.11 net) productive wells, which are all located in the state of Texas.

      Drilling Activity

        In 1995, the Partnership participated in the drilling of the R. Montalvo et al Gas Unit #1, which was plugged and abandoned April 23, 1995. The cost to the Partnership was $52,220. In 1994, the Partnership participated in the drilling of the Flores Gas Unit Well No. 2 which cost the Partnership $562,010 and increased the Partnership reserve base by 17,265 bbls of oil and 513,520 mcf of gas and plant products. The Partnership did not participate in any drilling activity during 1993.


     ITEM 3 - Legal Proceedings

        There are no material pending legal proceedings to which the Partnership is a party nor to which any of its properties are subject.

     ITEM 4 - Submission of Matters to a Vote of Security Holders

        None.


                                       PART II

     ITEM 5 - Market for the Registrant's Common Equity and Related Stockholder Matters

        The number of holders of record of equity securities of the Partnership as of December 31, 1995, was as follows:

                 Title of Class                 Number of Record Holders
          Limited Partnership Interests                   236

         The assignment of interest is subject to certain restrictions.
     Because of these restrictions and the absence of a public market for the interests, a Limited Partner may not readily be able to liquidate his investment in the Partnership. However, Article VII of the Partnership Agreement provides a procedure whereby a Limited Partner may present his Limited Partnership interest to the General Partner for purchase. The purchase price is based on the Limited Partners' proportionate share of the sum of (i) two-thirds of the present worth of estimated future net revenues discounted at the prime rate in effect on the applicable valuation date plus one percent, (ii) the present value of the estimated salvage value of all production facilities and tangible assets, and (iii) the net book value of all other assets and liabilities. (See Part IV of this report under Notes to Financial Statements, Notes 4 and 5).


     ITEM 6 - Selected Financial Data

         Selected financial data for each of the five years in the period ended December 31, 1995 are as follows:


                                              Year Ended December 31,
                                          1995          1994           1993

     Oil and Gas Sales                $1,586,879     $1,830,079    $2,554,918

     Production Costs
       and Taxes                         343,093       422,827        560,785


     Oil and Gas Sales, Net of
      Production Costs and Taxes       1,243,786     1,407,252      1,994,133

     Net Income (Loss) from
      Continuing Operations              354,652      (395,988)     1,079,970

     Net Income (Loss) per Limited
      Partnership unit                       145          (546)           422

     Total Assets                      4,291,030     4,944,051      6,008,869

     Short-Term Obligations               16,823        16,800          --

                                        Year Ended December 31,
                                         1992           1991
     Oil and Gas Sales                 $2,644,431    $2,831,692

     Production Costs
       and Taxes                          514,455       662,217

     Oil and Gas Sales, Net of
      Production Costs and Taxes        2,129,976     2,169,475

     Net Income (Loss) from
      Continuing Operations             1,358,335     1,216,136

     Net Income (Loss) per Limited
      Partnership unit                        536           349

     Total Assets                       6,259,553     6,927,077

     Short-Term Obligations               302,500       363,000


     ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      1995 Compared to 1994

         The Partnership's net income for the year ended December 31, 1995 was $354,652, as compared to a net loss of $395,988 reported for the same period in 1994. This increase of $750,640 resulted primarily from a decrease in depreciation, depletion and amortization expense. Interest income decreased by $14,936 or 53% from 1994 due to a reduction in cash available for investment subsequent to a third quarter 1995 cash distribution of $600,000 to the Limited Partners.

         Crude oil and natural gas sales for the year ended December 31, 1995 of $1,586,879 decreased $243,200 or 13% compared to the same period in 1994. The decrease was primarily attributable to a decline in oil production of approximately 3,900 barrels and a decrease of approximately $0.24 in the average price per equivalent mcf of gas. During 1995, average crude oil prices increased to $17.37 per bbl, compared with 1994 prices of $15.83 per bbl, whereas natural gas prices decreased to $1.51 per mcf in 1995 as compared to the 1994 level of $1.90. During 1995, the average plant product price increased to $1.49 per equivalent mcf, compared with 1994 prices of $1.06 per equivalent mcf. Natural gas production per day of 1,471 mcf in 1995 decreased from 1,886 mcf per day in 1994. Crude oil production decreased to 54 bbls per day in 1995 as compared to 65 bbls per day in 1994. Plant products increased to 791 equivalent mcf per day in 1995, compared to 387 equivalent mcf per day in 1994.

         Although the Partnership experienced a decline in oil and gas sales, related production and marketing expenses also declined, creating a favorable effect on net income. Lease operating expenses decreased by $102,424 or 29% compared to the same time period in 1994. The decrease in lease operating expense was mainly the result of lower ad valorem taxes in 1995 of $97,514 as compared to $178,919 in 1994, caused by a lower assessed (taxable) valuation of the property in 1995. Production tax expense increased by $22,690 or 33% due to the increase in plant product sales, which are taxed at a higher rate than oil sales.

         Depreciation, depletion and amortization expense decreased by $735,901 or 62% due to an additional expense taken in 1994 as a result of a ceiling test failure and writedown of the net oil and gas assets by $776,272, which did not occur in 1995. The Partnership reported marketing deductions of $245,700 and $433,220 for 1995 and 1994, respectively, a decline of $187,520 or 43%, the result of declining gas production.

      1994 Compared to 1993

         The Partnership's net loss for the year ended December 31, 1994 was $395,988, a substantial decrease from net income of $1,079,970 reported for the same period in 1993. The decrease of $1,475,958 resulted from a combination of declining production volumes and prices, as well as increases in depreciation, depletion, amortization and marketing deductions, partially offset by decreases in production tax expense and lease operating expenses. Interest income increased by $8,266 or 41% due to rising interest rates during 1994.

         Crude oil and natural gas sales for the year ended December 31, 1994 of $1,830,079 decreased $724,839 or 28% compared to the same period in 1993. The decrease was primarily attributable to decreases in production volumes for gas, plant products and oil of 86,437 mcf, 312,537 equivalent mcf and 4,039 bbls, respectively. During 1994, average crude oil prices declined to $15.83 per bbl, compared with 1993 prices of $17.18 per bbl, whereas natural gas prices increased to $1.90 per mcf in 1994 as compared to the 1993 level of $1.86. During 1994, the average plant product price decreased to $1.06 per equivalent mcf, compared with 1993 prices of $1.40 per equivalent mcf. Natural gas production per day of 1,886 mcf during 1994 decreased from 2,122 mcf for the same period in 1993. Crude oil production decreased to 65 bbls per day as compared to 76 bbls per day in 1993. Plant products decreased to 387 equivalent mcf per day in 1994, compared to 1,243 equivalent mcf per day in 1993.

         Net income was affected unfavorably by lower oil and gas revenues, and higher overall expenses. Lease operating expenses decreased by $18,249 or 5% compared to the same period in 1993. Production tax expense decreased by $119,709 or 64% due to decreased oil and gas revenues. Depreciation, depletion and amortization expense increased by $679,338 or 133% due to declining future net oil and gas reserves per the January 1, 1995 Reserve Report which resulted in a ceiling test failure and writedown of the net oil and gas assets to equal the future net revenues. The Partnership reported marketing deductions of $433,220 and $215,101 for 1994 and 1993, respectively.


     Financial Condition and Liquidity

      Cash Flow from Operations

         Net cash provided by operating activities was $848,967 in 1995, a decrease of $6,189 or 1% when compared to 1994. Cash flow from operating activities in 1994 decreased 46% when compared to 1993, due to decreased oil and gas revenues.

      Capital Resources

         Capital additions during 1995 were $53,118 as compared to additions to property of $562,010 for the same period in 1994. The Partnership has made no immediate plans for additional exploratory or development capital programs, except those necessary to maintain well productivity for 1996.

      Financing Activities

         During 1995, the Partnership distributed to the Limited Partners cash proceeds of $600,000. For the year ended December 31, 1995, the General Partner's contributions (allocated share of costs and expenses incurred) and distributions were $217,728 and $625,424, respectively.

         The Partnership's financing requirements for operating expenses and development capital are currently provided by revenues from its operations. The Partnership does not consider long-term financing arrangements, either with the General Partner or other sources, as necessary at this time.

      Financial Condition

         While there are no immediate plans for additional exploratory or developmental capital programs (except those to maintain well productivity), the Partnership's revenues from its producing operations currently provide for its operating expenses and capital.

         The Partnership cannot predict with any degree of certainty the prices it will receive in 1996 and future years for its crude oil and natural gas. The Partnership's financial condition, operating results, and liquidity will be materially affected by any significant fluctuations in sales prices for oil and gas production. The Partnership's ability to internally generate funds for capital expenditures will be similarly affected.


     ITEM 8 - Financial Statements and Supplementary Data

         The response to this item is submitted as a separate section in Part IV of this report.


     ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On June 20, 1995, the General Partner's Board of Directors approved a change in the Registrant's certified independent accountants from Hein + Associates LLP to Ernst & Young LLP as reported on Form 8-K dated June 21, 1995.


                                       PART III


     ITEM 10 - Directors and Executive Officers of the Registrant

         The Partnership has no officers or directors. The management of the General Partner is vested in a Board of Directors consisting of four members. The following persons currently serve as members of the Board of Directors and/or principal executive officers:


        Name                      Age          Position

     Charles C. Gates             74           Chairman of the Board, Director

     Thomas J. Gibson             60           Director

     Robert L. Kubik              50           President, Director

     Richard E. Westerberg        43           Exec. Vice President, Secretary
                                               and Director

     Dan R. Taylor                39           Vice President/Controller

     Brad Fisher                  34           Vice President - Operations

         Charles C. Gates is Chairman of the Board of CODY ENERGY, INC. Mr. Gates obtained a B.S. in Engineering from Stanford University, an Honorary Doctorate of Engineering from the Colorado School of Mines and Michigan Technological University. He also serves as Chairman of the Board and Chief Executive Officer of The Gates Corporation, the parent company of CODY ENERGY, INC.

         Thomas J. Gibson is a Director of CODY ENERGY, INC. Mr. Gibson received a Bachelor of Electrical Engineering Degree in 1956, and a Juris Doctorate Degree from George Washington University Law School in 1963. After being employed in various positions with The Gates Rubber Company for over fifteen years, Mr. Gibson was appointed Executive Vice President of The Gates Corporation, parent of The Gates Rubber Company.

         Robert L. Kubik is a Director of CODY ENERGY, INC. Mr. Kubik also joined the Gates Corporation in 1986 as Assistant General Counsel and Director of Corporate Real Estate. Qualified as a lawyer, he has 19 years of oil industry experience with Amerada Hess, Energy Management and Mobil Oil.

         Richard E. Westerberg is a Director, Executive Vice President and Secretary of CODY ENERGY, INC. For eight years he served as President of private companies providing services for acquisition, development, and drilling ventures before joining Cody Resources in 1992.

         Dan R. Taylor is Vice President/Controller of CODY ENERGY, INC. Mr. Taylor received a BBA in Accounting and Information Systems from the University of Texas in 1984. He is a Certified Public Accountant with over ten years of professional accounting experience, primarily in the oil and gas industry.

         Brad Fisher was appointed Vice President of Operations for CODY ENERGY, INC. in 1994. Mr. Fisher received a degree in Petroleum Engineering from Texas A&M University in 1983 and previously held the position of Vice President of Engineering and Production for Ultramar Oil and Gas, Limited.


     ITEM 11 - Executive Compensation

         The Partnership has no officers or directors.


     ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

         At December 31, 1995, the General Partner owned 62.9% of the Limited Partner interests. No Limited Partner owned, of record or beneficially, more than 5% of the Limited Partnership interests.

         The General Partner has a 50% interest in all of the Partnership's oil and gas revenues and, upon liquidation, a 50% interest in the Partnership's properties as provided under the terms of the Articles of Limited Partnership.

         As of March 1996, officers and directors of the General Partner owned none of the Limited Partnership interests in the Partnership.


     ITEM 13 - Certain Relationships and Related Transactions

         In accordance with the provisions of the Articles of Limited Part-nership, the Partnership annually reimbursed the General Partner $181,500 in 1995, 1994, and 1993 for indirect administrative and overhead expenses attributable to the operations of the Partnership. Excluding special costs (reserve report preparation, tax reporting-related costs, audit costs and printing costs attendant to Limited Partner reports), which are allocated 99% to the Limited Partners and 1% to the General Partner, general and administrative expenses are allocated 50% to the Limited Partners and 50% to the General Partner.

         The General Partner acts as operator for all fifteen Partnership wells.



                                       PART IV


     ITEM 14 -  Financial Statements, Schedules, Exhibits Filed, and Reports on
                Form 8-K


     A. Documents Filed

        1. Financial Statements

           Independent Auditors' Reports

           Balance Sheets - December 31, 1995 and 1994

           Statements of Operations for the Years Ended December 31, 1995, 1994
                 and 1993

           Statements of Changes in Partners' Capital for the Years Ended
                 December 31, 1995, 1994 and 1993

           Statements of Cash Flows for the Years Ended December 31, 1995, 1994
                 and 1993

           Notes to Financial Statements

        2. Exhibits Filed

           The following documents are included as exhibits to the Annual Report on Form 10-K. Those exhibits listed below which are incorporated by reference herein are indicated as such by the information supplied in the parenthetical reference thereafter.

           4.1 - Limited Partnership Agreement. (Filed as Exhibit 3.1 to Registration Statement No. 2-66548 and incorporated herein by reference.)

           4.2 - Certificate of Limited Partnership for C&K 1980 Fund-B, Ltd. filed in Texas. (Filed as Exhibit 3.2 to Registration Statement No. 2-66548 and incorporated herein by reference.)

           4.3 - Form of Subscription Agreement. (Filed as Exhibit 4.2 to Registration Statement No. 2-66548 and incorporated herein by reference.)

     B. Reports on Form 8-K

           On June 21, 1995, the Partnership filed a Form 8-K (Commission No. 0-10267 and Internal Revenue Service Identification No. 76-0307698), which was received by the Securities and Exchange Commission on June 21, 1995 and incorporated herein by reference, in which it reported a change in the Registrant's certified independent accountants.

                            Report of Independent Auditors


     The Partners of C&K 1980 Fund-B, Ltd.:

     We have audited the balance sheet of C&K 1980 Fund-B, Ltd. as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&K 1980 Fund-B, Ltd. at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that C&K 1980 Fund-B, Ltd. will continue as a going concern. As more fully described in Note 7, the General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as General Partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Ernst & Young LLP
     Denver, Colorado
     March 8, 1996

                             INDEPENDENT AUDITOR'S REPORT


     To the Partners of
      C&K 1980 Fund-B, Ltd.:

     We have audited the accompanying balance sheet of C&K 1980 Fund-B, Ltd. (a Texas Limited partnership) as of December 31, 1994 and the related statements of operations, partners' capital and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&K 1980 Fund-B, Ltd., as of December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that C&K 1980 Fund-B, Ltd. will continue as a going concern. As discussed in Note 7 to the financial statements, the General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, or withdrawing as general partner of the Partnership or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Hein + Associates LLP
     Houston, Texas
     March 13, 1995

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS


                                        ASSETS

                                                     December 31,
                                                 1995              1994
     Current Assets:

       Cash                               $    261,194         $   473,041

       Receivable from General Partner          210,885            249,548

       Total Current Assets                     472,079            722,589

     Oil and gas properties and equipment,
      at cost, using the full cost method
       of accounting                         22,381,049         22,327,931

     Less:  Accumulated depreciation,
       depletion and amortization           (18,562,098)       (18,106,469)

                                              3,818,951          4,221,462

     Total Assets                          $  4,291,030        $ 4,944,051




                          LIABILITIES AND PARTNERS' CAPITAL


     Accrued liabilities                   $    16,823         $    16,800

     Contingency (Note 7)

     Partners' Capital:
       General Partner                       1,000,751           1,123,291
       Limited Partners                      2,391,556           2,816,513
       Combining adjustment                    881,900             987,447

          Total Partners' Capital            4,274,207           4,927,251

     Total Liabilities and
       Partners' Capital                   $ 4,291,030         $ 4,944,051

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS


                                             Year ended December 31,
                                        1995           1994           1993


     Revenues:

       Oil and gas sales              $1,586,879    $1,830,079     $ 2,554,918
       Interest income                    13,454        28,390          20,124

                                       1,600,333     1,858,469       2,575,042


     Expenses:

       Lease operating                   252,483       354,907         373,156
       Production tax                     90,610        67,920         187,629
       Marketing deductions              245,700       433,220         215,101
       Depreciation, depletion
          and amortization               455,629     1,191,530         512,192
       General and administrative        201,259       206,880         206,994

                                       1,245,681     2,254,457       1,495,072


     Net income (loss)                $  354,652    $ (395,988)    $ 1,079,970

     Net income (loss) allocation:
       General Partner                $  285,156    $  301,660     $   675,957
       Limited Partners                  175,043      (660,470)        510,650
       Combining adjustment             (105,547)      (37,178)       (106,637)

     Net income (loss)                $  354,652    $ (395,988)    $ 1,079,970

     Net income (loss) per limited
       partnership unit
       (1,210 outstanding)            $   144.66    $  (545.84)       $422.02

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                       Combining
                             General       Limited    Adjustment
                             Partner      Partners     (Note 3)       Total

     Balance at
       January 1, 1993     $1,260,508    $3,565,283   $1,131,262   $ 5,957,053

     Contributions            284,064         --          --           284,064
     Distributions         (1,076,268)     (235,950)      --        (1,312,218)
     Net income (loss)        675,957       510,650     (106,637)    1,079,970

     Balance at
       December 31, 1993   $1,144,261    $3,839,983   $1,024,625   $ 6,008,869

     Contributions            342,066         --          --           342,066
     Distributions           (664,696)     (363,000)      --        (1,027,696)
     Net income (loss)        301,660      (660,470)    (37,178)      (395,988)

     Balance at
       December 31, 1994   $1,123,291    $2,816,513   $  987,447   $ 4,927,251

     Contributions            217,728         --            --         217,728
     Distributions           (625,424)     (600,000)        --      (1,225,424)
     Net income (loss)        285,156       175,043     (105,547)      354,652

     Balance at
       December 31, 1995   $1,000,751    $2,391,556   $  881,900   $ 4,274,207

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                1995         1994         1993
     Cash flows from operating activities:
       Net income (loss)                  $   354,652  $  (395,988) $ 1,079,970
       Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
          Depreciation, depletion
            and amortization                  455,629    1,191,530      512,192
          Changes in operating assets
            and liabilities:
            Decrease (increase) in receivable
             from General Partner              38,663       42,814      (20,962)
            Increase in accrued
             liabilities                           23       16,800         --
              Net cash provided by
              operating activities             848,967      855,156    1,571,200

     Cash flows from investing activities:
       Additions to oil and gas
        properties and equipment              (53,118)    (562,010)     (13,016)
          Net cash used in investing
          activities:                         (53,118)    (562,010)     (13,016)

     Cash flows from financing activities:
       Decrease in distribution payable to
         Limited Partners                       --          --         (302,500)
       Distributions to Limited Partners     (600,000)    (363,000)    (235,950)
       Distributions to General Partner      (625,424)    (664,696)  (1,076,268)
       Contributions by General Partner       217,728      342,066      284,064
          Net cash used in
          financing activities             (1,007,696)    (685,630)  (1,330,654)

     Net (decrease) increase in cash         (211,847)    (392,484)     227,530
     Cash at beginning of year                473,041      865,525      637,995
     Cash at end of year                  $   261,194    $ 473,041  $   865,525

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

         The C&K 1980 Fund-B, Ltd. (the "Partnership"), a Texas Limited Partnership, was organized on January 29, 1980, to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on October 15, 1980. Total initial Limited Partner contributions were $6,050,000 including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner. On August 25, 1981, C&K requested the Limited Partners to pay an additional assessment of $1,512,500, or 25%, of their initial contributions. Of this amount, C&K paid $157,500 for thirty-two Limited Partners who declined to pay their share of the additional assessments.

         C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited ("UOGL"), an indirect wholly-owned subsidiary of LASMO plc. Effective November 18, 1992 UOGL was sold to Williams-Cody Limited Liability Company ("WCLLC"), a Wyoming limited liability company owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

         Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by WGMan. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. was changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company was changed to Gates-Cody Energy Company ("GCEC"), a Limited Liability Company. CODY is the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, manages and controls the Partnership's affairs and is responsible for the activities of the Partnership.

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

      Net Income (Loss) per Limited Partnership Unit

         Net income (loss) per limited partnership unit is computed by obtaining the Limited Partners net income (loss) (see Statements of Changes in Partners' Capital) and dividing by the total limited partnership units outstanding.

      Contributions and Distributions

         Contributions by the General Partner, as presented in the Statements of Changes in Partners' Capital, represent amounts paid by the General Partner for its allocated share of the Partnership's costs and expenses. Distributions to the General Partner represent amounts collected by the General Partner for its allocated share of the Partnership's revenues. Distributions to Limited Partners represent periodic payments of available cash, as determined in accordance with the terms of the Partnership Agreement.

      Receivable from the General Partner

         The receivable from the General Partner consists of the Limited Partners' share of proceeds from the sales of the Partnership's crude oil and natural gas, net of related operating and general and administrative expenses. The General Partner acts as the collection agent for the Partnership's receivables and remits sales revenues collected in the period received. The Partnership has no recourse against the General Partner for amounts deemed uncollectible.

      Revenue Recognition

         The Partnership recognizes oil and gas revenues for only its ownership percentage of total production under the entitlement method. Purchase, sale and transportation of natural gas and crude oil are recognized upon completion of the sale and when transported volumes are delivered.

      Concentration of Credit Risk

         Financial instruments which subject the Partnership to concentrations of credit risk consist principally of trade receivables. The Partnership's policy is to evaluate, prior to entering agreements, each purchaser's financial condition. The Partnership sells to purchasers with different geographic and economic characteristics. Trade receivables, which are generally uncollateralized, are from oil and gas companies located throughout the United States.

      Use of Estimates

         The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Reclassifications

         Certain amounts from prior years have been reclassified to be consistent with the financial statement presentation for 1995. Such reclassifications had no effect on net income.


     NOTE 2 - SALES TO MAJOR CUSTOMERS

         Sales to major customers are summarized in the table below:


        Purchasers            1995              1994                1993
                           Sales   %          Sales    %         Sales    %

     Coastal Oil & Gas
      Corporation            --     0        228,064  12        399,206  16

     Valero Hydrocarbons  429,508  27        186,833  10        434,108  17

     Williams Gas
      Marketing           813,318  51      1,115,469  61      1,146,022  45

     Enron Trading and
      Transportation
      Company             344,053  22           --     0          --      0


         Since June 1, 1993, Williams Gas Marketing purchased all of the Partnership's natural gas production under an agreement that calls for market responsive prices which are tied to a published index. The Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.


     NOTE 3 - ALLOCATION OF PARTNERSHIP REVENUES, COSTS AND EXPENSES

        The Partnership Agreement provides that revenues, costs and expenses shall be allocated to the partners as follows:

                                                        Limited    General
                                                        Partners   Partner

     REVENUES
       Sales of Production . . . . . . . . . . . . . . .    50%       50%
       Sale of Equipment . . . . . . . . . . . . . . . .    50         50
       Interest Income . . . . . . . . . . . . . . . . .    99          1

     COSTS AND EXPENSES
       Organization and Offering Expenses Other than
        Sales Commissions  . . . . . . . . . . . . . . .     0        100
       Leasehold Acquisition Costs . . . . . . . . . . .     0        100
       Subsequent Leasehold Acquisition Costs  . . . . .    50         50
       Intangible Drilling Costs . . . . . . . . . . . .    99          1
       Tangible Drilling and Completion Costs Relating
        to Commercially Productive Wells . . . . . . . .     0        100
       Post-Completion Costs . . . . . . . . . . . . . .    50         50
       Operating Costs . . . . . . . . . . . . . . . . .    50         50
       Special Costs . . . . . . . . . . . . . . . . . .    99          1
       General and Administrative Expenses . . . . . . .    50         50

         The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling.

         During 1995 and 1993, no additional provision was necessary for the Partnership attributable to a ceiling test failure. In 1994, however, $776,272 in additional depreciation, depletion and amortization was necessary for the Partnership taken as a whole because the total capitalized costs of the oil and gas properties exceeded the capitalization ceiling. The additional provision was allocated $820,387 to the Limited Partners and $(44,115) as a combining adjustment.

         The combining adjustment included in the partners' capital of $881,900 and $987,447 at December 31, 1995 and 1994, respectively, represents the difference resulting from computing the full cost ceiling test on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect net income.


     NOTE 4 - PURCHASE OF LIMITED PARTNERS' INTERESTS

         The Limited Partners may require the General Partner to purchase up to ten percent of their interests annually. In addition to the units purchased by the General Partner for their initial capital contribution, a total of 702.66 units had been purchased from Limited Partners as of December 31, 1994. At January 1, 1995, the General Partner calculated a purchase price of $2,034.46 per unit for Limited Partners who paid the additional assessment ("assessed Limited Partners") and $1,627.57 per unit for Limited Partners who had not paid the additional assessment ("nonassessed Limited Partners"). Twenty-four Limited Partners (representing forty-nine units on which the assessment was paid and two units on which the assessment was not paid) tendered units. The General Partner expended $102,943.68 for the purchase of these 51 Limited Partner units during 1995. At December 31, 1995, the General Partner owned 687.66 assessed Limited Partnership units (20 initial shares and 667.66 purchased from Limited Partners) and 66 nonassessed Limited Partnership units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

         The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $181,500 in 1995, 1994 and 1993.

         The Partnership distributed to each Limited Partner their proportionate share of cash funds credited to their capital account which was in excess of the amounts necessary to meet such partners share of existing or future obligations of the Partnership. Total distributions to Limited Partners in 1995, 1994, and 1993, were $600,000, $363,000 and
     $235,950, respectively.


     NOTE 6 - INCOME TAXES

         Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision or liability for federal and state income taxes has been reflected in the accompanying financial statements. The tax returns, the qualification of the Partnership as a partnership for tax purposes, and the amount of the Partnership's income or loss is subject to examination by federal and state tax authorities. If such examinations result in changes with respect to the Partnership's qualifications or in changes in the Partnership's income or loss, the tax liability of the partners could be changed accordingly.

         Set forth below is a reconciliation between net income for financial and federal income tax reporting purposes for the years ended December 31, 1995, 1994, and 1993.

                                                Year ended December 31,
                                             1995          1994         1993
     Net income (loss) for financial
      reporting purposes                $354,652      $ (395,988)   $1,079,970

      Increase (decrease) in taxable net
        income resulting from:

        Depreciation, depletion and
        amortization of oil and gas
        properties for financial
        reporting purposes not deductible
        for income tax purposes          455,629       1,191,530       512,192

        Depreciation of oil and gas
        properties for income tax purposes
        not included as expenses for
        financial reporting purposes     (25,531)        (30,642)      (36,929)

        Oil and gas exploration and
        development costs capitalized for
        financial reporting purposes but
        deducted for income
        tax purposes                     (53,118)       (481,267)       (4,577)

        Other revenues recognized for income
        tax purposes amortized for
        financial reporting purposes       --              2,817         --

     Net income as reported for federal
      income tax purposes                $731,632      $ 286,450    $1,550,656

     Net income as reported for federal
      income tax purposes applicable to
      the General Partner                $387,714      $ 368,641    $  764,352

     Net income (loss) as reported for
      federal income tax purposes
      applicable to Limited Partners     $343,918      $ (82,191)   $  786,304


     NOTE 7 - CONTINGENCIES

         The General Partner is currently considering either transferring its limited partner and general partner interests in the Partnership, withdrawing as general partner of the Partnership, or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. This condition raises substantial doubt about the Partnership's ability to continue as a going concern. As long as CODY remains the General Partner of the Partnership, GCEC intends to, if necessary, advance the funds required by the Partnership in excess of those generated by operations, through CODY. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     NOTE 8 - SUPPLEMENTAL DATA OF OIL AND GAS OPERATIONS

      Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                             Year Ended December 31,
                                        1995            1994           1993
     Property Acquisition Costs      $  --          $  --          $   --
     Exploration Costs                  --             --              --
     Development Costs                53,118         562,010          13,016

      Total Costs                    $53,118        $562,010       $  13,016



      Results of Operations from Oil and Gas Producing Activities

                                             Year Ended December 31,
                                       1995             1994           1993
     Revenues                         $1,586,879    $ 1,830,079    $ 2,554,918
     Production (lifting) costs         (343,093)      (422,827)      (560,785)
     Depreciation, depletion and
      amortization                      (455,629)    (1,191,530)      (512,192)

     Results of operations from oil
      and gas producing activities    $  788,157    $   215,722    $ 1,481,941
     Depreciation, depletion and
      amortization per dollar of
      gross revenues                  $     0.29    $      0.65    $      0.20


      Capitalized Costs Relating to Oil and Gas Producing Properties


                                               Year Ended December 31,
                                       1995             1994           1993


     Proved properties                $ 22,381,049  $ 22,327,931   $ 21,765,921
     Accumulated depreciation,
      depletion and amortization       (18,562,098)  (18,106,469)   (16,914,939)

      Net capitalized costs           $  3,818,951  $  4,221,462   $  4,850,982


      Estimated Oil and Gas Reserve Quantities (Unaudited)

         The following is an analysis of the Partnership's interest in net quantities of proved oil and gas reserves which are all located in onshore areas of Texas. Quantities are based on estimates of proved reserves furnished by Ryder Scott Company, independent petroleum engineers, pursuant to rules set by the Securities and Exchange Commission. Estimates of proved reserves are inherently imprecise and are even more imprecise for newly discovered reserves than for reserves with long production histories. As a result, subsequent development and production of the Partnership's reserves may result in revisions of such estimates.

         Certain information related to the standardized measure of oil and gas reserves has not been included in the supplemental data on oil and gas operations. The General Partner has elected the exclusion available to limited partnerships when such reserve information is provided annually to the Limited Partners. The supplemental reserve information is provided to the Limited Partners on an annual basis.


      Total Proved Reserves
                                                     Oil           Gas
                                                  (In BBLS)     (In MCF)

     As of December 31, 1992                       320,015      10,917,656

     Revisions of previous estimates              (105,122)      1,598,536
     Production                                    (27,729)     (1,228,452)

     As of December 31, 1993                        187,164     11,287,740

     Discoveries                                     17,265        513,520

     Revisions of previous estimates                  3,673     (2,279,278)
     Production                                     (23,690)      (829,478)

     As of December 31, 1994                        184,412      8,692,504

     Revisions of previous estimates                (47,166)    (2,538,129)
     Production                                     (19,809)      (825,544)

     As of December 31, 1995                        117,437      5,328,831

          The natural gas volumes (mcf) of 5,328,831 as of December 31, 1995, disclosed above, include 1,864,320 equivalent mcf related to plant products.

                                      SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.





     Dated:   March 27, 1996                 C&K 1980 Fund-B, Ltd.
                                             (Registrant)


                                         By:/s/ Robert L. Kubik
                                            Robert L. Kubik
                                            President and Director






          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the date above indicated:




     /s/ Robert L. Kubik                    /s/ Richard E. Westerberg
     Robert L. Kubik                        Richard E. Westerberg
     President and Director                 Exec. Vice President, Secretary &




     /s/ Dan R. Taylor                      /s/ Thomas J. Gibson
     Dan R. Taylor                          Thomas J. Gibson
     Vice President/Controller              Director