Form 10-Q
period 1996-03-31
C&K 1980 FUND B LTD
filed 1996-05-15
CIK 319315

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1996

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


     7555 East Hampden Avenue - Suite 600,
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

                                      FORM 10-Q
                                C&K 1980 Fund-B, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              March 31, 1996 and December 31, 1995

              Statements of Operations
              Three months ended March 31, 1996 and 1995

              Statements of Changes in Partners' Capital
              Three months ended March 31, 1996 and 1995

              Statements of Cash Flows
              Three months ended March 31, 1996 and 1995

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                   March 31,      December 31,
                                                     1996             1995
     Current Assets:

       Cash                                     $   263,339      $    261,194

       Receivable from General Partner              258,798           210,885

       Total Current Assets                         522,137           472,079

     Oil and gas properties and equipment,
       at cost, using the full cost
       method of accounting                      22,472,019        22,381,049

     Less:  Accumulated depreciation,
       depletion and amortization               (18,698,699)      (18,562,098)

                                                  3,773,320         3,818,951

     Total Assets                              $  4,295,457      $  4,291,030



                          LIABILITIES AND PARTNERS' CAPITAL


     Accrued liabilities                       $      9,345      $    16,823

     Partners' Capital:
       General Partner                              985,195        1,000,751
       Limited Partners                           2,449,829        2,391,556
       Combining adjustment                         851,088          881,900

          Total Partners  Capital                 4,286,112        4,274,207

     Total Liabilities and
      Partners' Capital                        $  4,295,457      $ 4,291,030

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                              Three months ended March 31,
                                                1996                  1995
     Revenues:
       Oil and gas sales                      $439,762              $382,463
       Interest income                           2,145                 2,726
                                               441,907               385,189

     Expenses:
       Lease operating                          64,698                34,928
       Production tax                           26,269                21,808
       Marketing deductions                     52,295                56,454
       Depreciation, depletion
          and amortization                     136,601               108,753
       General and administrative               45,668                62,609

                                               325,531               284,552

     Net income                               $116,376              $100,637

     Net income (loss) allocation:
       General Partner                        $ 88,915              $ 82,155
       Limited Partners                         58,273                43,921
       Combining adjustment                    (30,812)              (25,439)

     Net income                               $116,376              $100,637

     Net income per limited
       partnership unit
       (1,210 outstanding                       $48.16                $36.30

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                     (Unaudited)

                                  Three months ended March 31, 1995
                                                      Combining
                            General     Limited      Adjustment
                            Partner     Partners      (Note 3)        Total
     Balance at
      January 1, 1995     $1,123,291    $2,816,513    $987,447     $4,927,251

     Contributions            40,326        --          --             40,326
     Distributions          (152,128)       --          --           (152,128)
     Net income (loss)        82,155        43,921     (25,439)       100,637

     Balance at
      March 31, 1995      $1,093,644    $2,860,434    $962,008     $4,916,086




                                  Three months ended March 31, 1996
                                                      Combining
                            General      Limited      Adjustment
                            Partner     Partners      (Note 3)        Total

     Balance at
      January 1, 1996     $1,000,751    $2,391,556    $881,900     $4,274,207

     Contributions            76,150        --           --            76,150
     Distributions          (180,621)       --           --          (180,621)
     Net income (loss)        88,915        58,273     (30,812)       116,376

     Balance at
      March 31, 1996        $985,195    $2,449,829    $851,088     $4,286,112

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                          Three months ended
                                                                March 31,
                                                           1996        1995

     Cash flows from operating activities:
      Net income                                         $ 116,376   $ 100,637
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation, depletion and amortization          136,601     108,753
         Changes in operating assets and liabilities:
           Increase in receivable from General Partner     (47,913)   (102,055)
           (Decrease) increase in accrued liabilities       (7,478)     12,300

        Net cash provided by operating activities          197,586     119,635

     Cash flows from investing activities:
      Additions to oil and gas properties
        and equipment                                      (90,970)      --

        Net cash used in investing activities              (90,970)      --

     Cash flows from financing activities:
      Distributions to General Partner                    (180,621)   (152,128)
      Contributions by General Partner                      76,150      40,326

        Net cash used in financing activities             (104,471)   (111,802)

        Net increase in cash                                 2,145       7,833

     Cash at beginning of period                           261,194     473,041

     Cash at end of period                               $ 263,339   $ 480,874

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

        The C&K 1980 Fund-B, Ltd. (the "Partnership"), a Texas Limited Partnership, was organized on January 29, 1980, to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on October 15, 1980. Total initial Limited Partner contributions were $6,050,000 including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner. On August 25, 1981, C&K requested the Limited Partners to pay an additional assessment of $1,512,500, or 25% of their initial contributions. Of this amount, C&K paid $157,500 for thirty-two Limited Partners who declined to pay their share of the additional assessments.

        C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited ("UOGL"), an indirect wholly-owned subsidiary of LASMO plc. Effective November 18, 1992, UOGL was sold to Williams-Cody Limited Liability Company, ("WCLLC"), a Wyoming limited liability company owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc. ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

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

      Receivable from the General Partner

        The receivable from the General Partner consists of the Limited Partners' share of proceeds from the sales of the Partnership's crude oil and natural gas, net of related operating and general administrative expenses. The General Partner acts as the collection agent for the Partnership's receivables and remits sales revenues collected in the period received. The Partnership has no recourse against the General Partner for amounts deemed uncollectible.

      Revenue Recognition

        The Partnership recognizes oil and gas revenues for only its ownership percentage of total production under the entitlement method. Purchase, sale and transportation of natural gas crude oil are recognized upon completion of the sale and when transported volumes are delivered.

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

      Reclassifications

        Certain amounts from prior years have been reclassified to be consistent with the financial statement presentation for 1996. Such reclassifications had no effect on net income.


     NOTE 2 - GAS CONTRACT

        Since June 1, 1993, Williams Gas Marketing has purchased all of the Partnership's natural gas production under an agreement that calls for market responsive prices which are tied to a published index. The Partnership remains responsible for all costs related to production, gathering, processing or severance of the gas prior to Delivery Point. These costs have been recorded as marketing deductions in the financial statements.


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

        The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. During
     1996 and 1995, no additional provision was necessary for the Partnership attributable to a ceiling test failure.

        The combining adjustment included in the partners' capital of $851,088 and $962,008 at March 31, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test in prior years on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect net income.


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

        In addition to the 20 units purchased by the General Partner for their initial capital contribution, a total of 733.66 units had been purchased from Limited Partners as of December 31, 1995. At January 1, 1996, the
     General Partner calculated a purchase price of $1,552.25 per unit for Limited Partners who paid the additional assessment ("assessed Limited
     Partners") and $1,241.80 per unit for Limited Partners who had not paid the additional assessment ("nonassessed Limited Partners"). The Limited
     Partners have until June 30, 1996 to tender units for repurchase.  At March
     31, 1996, the General Partner owned 687.66 assessed Limited Partnership units and 66 nonassessed Limited Partnership units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $45,375 for each three month period ended
     March 31, 1996 and 1995.

        The Partnership distributes to each Limited Partner their proportionate share of cash funds credited to their capital account which was in excess of the amounts necessary to meet such partners share of existing or future obligations of the Partnership. No distributions were made to the Limited
     Partners for the three month period ended March 31, 1996 and 1995. During the first three months of 1996 and 1995, the Partnership distributed
     $180,621 and $152,128, respectively, to the General Partner for their allocated share of net revenues, and the General Partner contributed
     $76,150 and $40,326, respectively, for the their allocated share of costs and expenses.


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


     NOTE 7 - CONTINGENCIES

        The General Partner is currently considering either transferring its limited partner and general partnership interests in the Partnership, withdrawing as general partner of the Partnership, or taking other actions to reduce its responsibilities in the Partnership, which could lead to the ultimate dissolution of the Partnership. This condition raises substantial doubt about the Partnership's ability to continue as a going concern. As long as CODY remains the General Partner of the Partnership, GCEC intends to, if necessary, advance the funds required by the Partnership in excess of those generated by operations, through CODY. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                C&K 1980 FUND-B, LTD.

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the three months ended
     March 31, 1996 was $197,586, compared to $119,635 for the corresponding period in 1995. This increase resulted primarily from increased oil and gas revenues.

        Capital expenditures during the first three months of 1996 were $90,970, attributable mainly to the drilling of the C. Montalvo well. There were no capital expenditures during the first three months of 1995. The
     Partnership has no immediate plans for additional exploratory or developmental capital programs, with the exception of the C. Montalvo well and those necessary to maintain well productivity for 1996.

        During the first three months of 1996 and 1995, the Partnership distributed $180,621 and $152,128, respectively, to the General Partner for their share of net revenues. During these same periods, the General
     Partner's contribution (allocated share of costs and expenses incurred) was $76,150 and $40,326, respectively. There were no distributions to Limited
     Partners during these periods.

        The Partnership's financing requirements for operating expenses and development capital are currently provided by revenues from its producing operations. The Partnership does not consider long-term financing arrangements, either with the General Partner or other sources, as necessary at this time.

        The Partnership cannot predict with any degree of certainty the prices it will receive in the remainder of 1996 or in future years for its crude oil and natural gas. The Partnership's financial condition, operating results and liquidity will continue to be materially affected by any significant fluctuations in sales prices. The Partnership's ability to internally generate funds for capital expenditures will be similarly affected.


     RESULTS OF OPERATIONS

        Net income for the first quarter ended March 31, 1996 was $116,376, an increase of $15,739 or 16% from net income of $100,637 reported for the same period in 1995. This increase resulted primarily from an increase in oil and gas revenues, offset by increases in operating expenses and depreciation, depletion and amortization.

        Crude oil and natural gas sales for the three months ended March 31, 1996 of $439,762 increased $57,299 or 15% compared to the same period in 1995. Crude oil production remained at 58 barrels per day, natural gas production declined to 1,214 mcf per day, and plant products increased to 680 equivalent mcf per day during this period, compared to the 1995 level of 58 barrels, 1,555 mcf, and 495 equivalent mcf, respectively, per day.
     In the first quarter of 1996, the average sales prices increased for crude oil to $18.13 per barrel and for natural gas to $2.20 per mcf, compared to $17.33 per barrel and $1.37 per mcf, respectively, in 1995. Prices for plant products decreased to $1.62 per equivalent mcf for the first quarter of 1996, compared to $2.25 per equivalent mcf for the first quarter of 1995. Interest income decreased $581 or 21% in 1996 due to a reduction in cash available for investment subsequent to a third quarter 1995 cash distribution to Limited Partners.

        Lease operating and production tax expenses for the three months ended
     March 31, 1996 increased $29,770 or 85% and $4,461 or 20%, respectively, compared to the same period in 1995. The increase in lease operating expense is primarily due to additional ad valorem taxes accrued at March
     31, 1996, while production taxes increased relative to the increase in crude oil and natural gas sales. Marketing deductions were $52,295 for the three months ended March 31, 1996, a decrease of $4,159 or 7% compared to the same period in 1995, as a result of the decline in natural gas production in 1996. Depreciation, depletion and amortization expense increased by $27,848 or 26% in 1996 compared to 1995 as a result of a downward revision in reserves assigned to the properties by independent reserve engineers, effective January 1, 1996. General and administrative expenses for the three months ended March 31, 1996 decreased by $16,941 or 27% compared to the same period in 1995.


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

              None.


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



     Date:  May 15, 1996
