Form 10-Q
period 1996-06-30
C&K 1980 FUND B LTD
filed 1996-08-14
CIK 319315

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1996

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

                                  INDEX TO FORM 10-Q
                                C&K 1980 Fund-B, Ltd.


     PART I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Balance Sheets
                June 30, 1996 and December 31, 1995

                Statements of Operations
                Three months and six months ended June 30, 1996 and 1995

                Statements of Changes in Partners' Capital
                Six months ended June 30, 1996 and 1995

                Statements of Cash Flows
                Six months ended June 30, 1996 and 1995

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

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                    June 30,      December 31,
                                                      1996             1995

     Current Assets:

         Cash                                     $   259,539     $   261,194

         Receivable from General Partner              240,480         210,885

         Total Current Assets                         500,019         472,079

     Oil and gas properties and equipment,
         at cost, using the full cost
         method of accounting                      22,494,470      22,381,049

     Less:  Accumulated depreciation,
         depletion and amortization               (18,891,684)    (18,562,098)

                                                    3,602,786       3,818,951

     Total Assets                                 $ 4,102,805     $ 4,291,030



                          LIABILITIES AND PARTNERS' CAPITAL


     Accrued liabilities                          $     6,446     $    16,823

     Partners' Capital
         General Partner                              934,708       1,000,751
     Limited Partners                               2,353,845       2,391,556
         Combining adjustment                         807,806         881,900

         Total Partners  Capital                    4,096,359       4,274,207

     Total Liabilities and
         Partners' Capital                        $ 4,102,805     $ 4,291,030


      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                   Three months ended         Six months ended
                                        June 30,                   June 30,
                                     1996        1995          1996      1995

     Revenues:
       Oil and gas sales          $596,155    $474,897     $1,035,917 $857,360
       Interest income               2,139       5,182          4,284    7,908
                                   598,294     480,079      1,040,201  865,268

     Expenses:
       Lease operating              67,536     132,418        132,234  167,346
       Production tax               39,165      27,817         65,434   49,625
       Marketing deductions         39,023      68,136         91,318  124,590
       Depreciation, depletion and
          amortization             192,985     136,771        329,586  245,524

       General and administrative   47,880      46,896         93,548  109,505
                                   386,589     412,038        712,120  696,590

     Net income                   $211,705    $ 68,041     $  328,081 $168,678

     Net income (loss) allocation:
       General Partner            $150,971    $ 63,767     $  239,886 $145,922
       Limited Partners            104,016      35,862        162,289   79,783
       Combining adjustment        (43,282)    (31,588)       (74,094) (57,027)

     Net income                   $211,705    $ 68,041     $  328,081 $168,678

     Net income per limited
      partnership unit
      (1,210 outstanding)         $  85.96    $  29.64     $   134.12 $  65.94


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



                                          Six months ended June 30, 1996
                                                         Combining
                                 General     Limited    Adjustment
                                 Partner     Partners    (Note 3)     Total

     Balance at January 1, 1996 $1,000,751   $2,391,556  $881,900    $4,274,207

     Contributions                 133,697       --          --         133,697
     Distributions                (439,626)    (200,000)     --        (639,626)
     Net income (loss)             239,886      162,289   (74,094)      328,081

     Balance at June 30, 1996   $  934,708   $2,353,845  $807,806    $4,096,359


      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                       Six months ended June 30,
                                                           1996         1995


     Cash flows from operating activities:
       Net income                                      $ 328,081      $ 168,678
       Adjustments to reconcile net income to
          net cash provided by operating activities:
           Depreciation, depletion and amortization      329,586        245,524
           Changes in operating assets and liabilities:
             Increase in receivable from
               General Partner                           (29,595)      (136,868)
             (Decrease) increase in accrued
               liabilities                               (10,377)            23

          Net cash provided by operating activities      617,695        277,357

     Cash flows from investing activities:
       Additions to oil and gas properties
          and equipment                                 (113,421)       (52,809)

          Net cash used in investing activities         (113,421)       (52,809)

     Cash flows from financing activities:
       Distributions to General Partner                 (439,626)      (341,654)
       Contributions by General Partner                  133,697        130,120
       Distributions to Limited Partners                (200,000)         --

          Net cash used in financing activities         (505,929)     (211,534)

          Net (decrease) increase in cash                 (1,655)        13,014

     Cash at beginning of period                         261,194        473,041

     Cash at end of period                             $ 259,539      $ 486,055


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

          C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited ( UOGL ), an indirect wholly-owned subsidiary of LASMO plc. Effective November 18, 1992, UOGL was sold to Williams-Cody Limited Liability Company, ( WCLLC ), a Wyoming limited liability company owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc.
     ("CRI"). On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

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

       Concentration of Credit Risk

          Financial instruments which subject the Partnership to concentrations of credit risk consist principally of trade receivables. The Partnership s policy is to evaluate, prior to entering agreements, each purchaser s financial condition. The Partnership sells to purchasers with different geographic and economic characteristics. Trade receivables, which are generally uncollateralized, are from oil and gas companies located throughout the United States.

       Use of Estimates

          The preparation of the Partnership s financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Reclassifications

          Certain amounts from prior years have been reclassified to be consistent with the financial statements presentation for 1996. Such reclassifications had no effect on net income.


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


         The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. At June 30, 1996 and 1995, the net capitalized costs of the Partnership s oil and gas properties did not exceed the capitalization ceiling.

         The combining adjustment included in the partners capital of $807,806 and $930,420 at June 30, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test in prior years on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners capital and does not affect net income.


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

         In addition to the 20 units purchased by the General Partner for its initial capital contribution, a total of 733.66 units had been purchased from Limited Partners as of December 31, 1995. At January 1, 1996, the General Partner calculated a purchase price of $1,552.25 per unit for Limited Partners who paid the additional assessment ( assessed Limited Partners ) and $1,241.80 per unit for Limited Partners who had not paid the additional assessment ( nonassessed Limited Partners ). Within the prescribed tender period, which ended June 30, 1996, eighteen Limited Partners tendered 38.66667 assessed units and no unassessed units for a total repurchase amount of $60,020.34.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

         The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $90,750 for each six month period ended June 30, 1996 and 1995.

         The Partnership distributes to each Limited Partner his proportionate share of cash funds credited to his capital account which is in excess of the amounts necessary to meet such partners share of existing or future obligations of the Partnership. No distributions were made to the Limited Partners for the six month period ended June 30, 1995; however, $200,000 was distributed to the Limited Partners in May of 1996. During the first six months of 1996 and 1995, the Partnership distributed $439,626 and $341,654, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed $133,697 and $130,120, respectively, for its allocated share of costs and expenses.


     NOTE 6 - INCOME TAXES

         Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision for liability for federal and state income taxes has been reflected in the accompanying financial statements. The tax returns, the qualification of the Partnership as a partnership for tax purposes and the amount of the Partnership's income or loss is subject to examination by federal and state tax authorities. If such examinations result in changes with respect to the Partnership's qualifications or in changes in the Partnership's income or loss, the tax liability of the partners could be changed accordingly.


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



                                C&K 1980 FUND-B, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended June 30, 1996 was $617,695, compared to $277,357 for the corresponding period in 1995. This increase resulted primarily from increased oil and gas revenues and a decrease in the receivable from the General Partner.

         Capital expenditures during the first six months of 1996 were $113,421, primarily attributable to the drilling of the C. Montalvo well in the Mestena Grande Field in Jim Hogg County, Texas. Capital expenditures during the same period in 1995 were $52,809, primarily attributable to the drilling of one well, which was unsuccessful. The Partnership has no immediate plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity for 1996.

         During the first six months of 1996 and 1995, the Partnership distributed $439,626 and $341,654, respectively, to the General Partner for their share of net revenues. During these same periods, the General Partner's contribution (allocated share of costs and expenses incurred) was $133,697 and $130,120, respectively. A cash distribution of $200,000 was made to the Limited Partners in May, 1996. The Limited Partners did not receive a cash distribution during the first half of 1995.

         The Partnership's financing requirements for operating expenses and development capital are currently provided by revenues from its producing operations. The Partnership does not consider long-term financing arrangements, either with the General Partner or other sources, as necessary at this time.

         The Partnership cannot predict with any degree of certainty the prices it will receive in the remainder of 1996 or in future years for its crude oil and natural gas. The Partnership s financial condition, operating results and liquidity will continue to be materially affected by any significant fluctuations in sales prices. The Partnership's ability to internally generate funds for capital expenditures will be similarly affected.


     RESULTS OF OPERATIONS

      Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995

         Net income for the second quarter ended June 30, 1996 was $211,705, an increase of $143,664 or 211% from net income of $68,041 reported for the same period in 1995. This increase resulted primarily from increases in natural gas production and sales prices for crude oil, natural gas and plant products. The completion of the C. Montalvo well, which had first production in March, 1996 contributed significantly to the increase in natural gas production.

         Crude oil and natural gas sales for the three months ended June 30, 1996 of $596,155 increased $121,258 or 26% compared to the same period in 1995. Crude oil production was 48 barrels per day, natural gas production was 1,839 mcf per day, and plant products were 854 equivalent mcf per day during this period, compared to the 1995 level of 55 barrels, 1,605 mcf, and 1,308 equivalent mcf per day, respectively. In the second quarter of 1996, average sales prices increased for crude oil to $20.79 per barrel, for natural gas to $2.02 per mcf, and for plant products to $2.16 per equivalent mcf, compared to $18.49 per barrel, $1.49 per mcf and $1.39 per equivalent mcf, respectively, in 1995. Interest income decreased $3,043 or 59% in the second quarter of 1996 compared to the corresponding period in 1995 due to a reduction in cash available for investment subsequent to a third quarter 1995 cash distribution to the Limited Partners.

         Lease operating expense for the three months ended June 30, 1996 decreased $64,882 or 49% compared to the same period in 1995. During the second quarter of 1995, ad valorem tax accruals were adjusted to cover expected property tax increases for the first six months of 1995. Property taxes for 1996 were expected to be below 1995 levels. Production tax expense for the second quarter of 1996 increased by $11,348 or 41% compared to the second quarter of 1995, due primarily to the increase in oil and gas revenues in 1996. Marketing deductions were $39,023 for the three months ended June 30, 1996, a decrease of $29,113 or 43% compared to the same period in 1995. The Partnership s transportation and marketing costs decreased in 1996 due to a favorable change in gathering and transportation rates provided by a new transporter, effective February 1, 1996. Depreciation, depletion and amortization expense increased by $56,214 or 41% in 1996 compared to the same period in 1995 as a result of the increased production in 1996. General and administrative expenses for the three months ended June 30, 1996 increased by $984 or 2% compared to the same period in 1995.


      Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

         Net income for the six months ended June 30, 1996 was $328,081, an increase of $159,403 or 95% from net income of $168,678 reported for the same period in 1995. This increase resulted mainly from increases in sales prices for crude oil, natural gas and plant products.

         Crude oil and natural gas revenue for the six months ended June 30, 1996 was $1,035,917, an increase of $178,557 or 21% compared to the same period in 1995. Although sales prices increased for all products, declines in production offset these increases. Crude oil production was 53 barrels per day, natural gas production was 1,526 mcf per day and plant products were 767 equivalent mcf per day during this period as compared to the 1995 level of 57 barrels, 1,580 mcf, and 904 equivalent mcf per day, respectively, during this period. During the first half of 1996, the average sales prices increased for crude oil to $19.33 per barrel, for natural gas to $2.09 per mcf, and for plant products to $1.92 per equivalent mcf, compared to $17.90 per barrel, $1.43 per mcf, and $1.62 per equivalent mcf for plant products, respectively, in 1995. Interest income decreased $3,624 or 46% in 1996 due to a reduction in cash available for investment subsequent to a third quarter 1995 cash distribution to the Limited Partners.

         Lease operating expense for the six months ended June 30, 1996 decreased $35,112 or 21%, compared to the same period in 1995. This decrease is primarily due to an expected decrease in ad valorem taxes for 1996, offset slightly by additional operating expenses incurred with the completion of the C. Montalvo well. Production taxes for the first half of 1996 increased $15,809 or 32% compared to the first half of 1995, due primarily to the increase in oil and gas revenues in 1996. Marketing deductions were $91,318 for the six months ending June 30, 1996, a decrease of $33,272 or 27% compared to the same period in 1995. The Partnership's transportation and marketing costs decreased in 1996 due to a favorable change in gathering and transportation rates provided by a new transporter, effective February 1, 1996. Depreciation, depletion and amortization expense increased by $84,062 or 34% compared to 1995 as a result of increased revenue in 1996. General and administrative expenses for the six months ended June 30, 1996 decreased $15,957 or 15% compared to the same period in 1995, due primarily to a reduction in auditing and tax charges.



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




     DATE: August 13, 1996