Form 10-Q
period 1996-09-30
C&K 1980 FUND B LTD
filed 1996-11-12
CIK 319315

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1996

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

                                  INDEX TO FORM 10-Q
                                C&K 1980 Fund-B, Ltd.


     PART I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Balance Sheets
                September 30, 1996 and December 31, 1995

                Statements of Operations
                Three months and nine months ended September 30, 1996 and 1995

                Statements of Changes in Partners' Capital
                Nine months ended September 30, 1996 and 1995

                Statements of Cash Flows
                Nine months ended September 30, 1996 and 1995

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

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                   September 30,    December 31,
                                                       1996             1995


     Current Assets:

         Cash                                     $    261,742    $   261,194

         Receivable from General Partner               429,039        210,885

         Total Current Assets                          690,781        472,079

     Oil and gas properties and equipment,
         at cost, using the full cost
         method of accounting                       22,494,518     22,381,049

     Less:  Accumulated depreciation,
         depletion and amortization                (19,070,482)   (18,562,098)

                                                     3,424,036      3,818,951

     Total Assets                                 $  4,114,817    $ 4,291,030



                          LIABILITIES AND PARTNERS' CAPITAL


     Accrued liabilities                          $      9,739    $    16,823

     Partners' Capital
         General Partner                               886,953      1,000,751
         Limited Partners                            2,450,409      2,391,556
         Combining adjustment                          767,716        881,900

         Total Partners  Capital                     4,105,078      4,274,207

     Total Liabilities and
         Partners' Capital                        $  4,114,817    $ 4,291,030

[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                   Three months ended     Nine months ended
                                     September 30,          September 30,
                                     1996      1995       1996         1995

     Revenues:
       Oil and gas sales          $573,257   $350,464  $1,609,174   $1,207,824
       Interest income               2,202      3,412       6,486       11,320
                                   575,459    353,876   1,615,660    1,219,144

     Expenses:
       Lease operating              65,168     84,355     197,402      251,701
       Production tax               36,416     19,689     101,850       69,314
       Marketing deductions         48,324     56,540     139,642      181,130
       Depreciation, depletion
          and amortization         178,798    100,931     508,384      346,455

       General and administrative   49,064     46,093     142,612      155,598

          Total Expenses           377,770    307,608   1,089,890    1,004,198

     Net income                   $197,689   $ 46,268  $  525,770   $  214,946

     Net income (loss) allocation:
       General Partner            $141,215   $ 45,098  $  381,101   $  191,020
       Limited Partners             96,564     24,480     258,853      104,263
       Combining adjustment        (40,090)   (23,310)   (114,184)     (80,337)

     Net income                   $197,689   $ 46,268  $  525,770   $  214,946

     Net income per limited
      partnership unit
      (1,210 outstanding)         $  79.80   $  20.23  $   213.93   $    86.17
[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                     (Unaudited)


                                   Nine months ended September 30, 1995
                                                       Combining
                              General     Limited     Adjustment
                              Partner     Partners     (Note 3)      Total

     Balance at
      January 1, 1995       $1,123,291   $2,816,513    $987,447    $4,927,251

     Contributions             194,645      --            --          194,645
     Distributions            (478,807)    (600,000)      --       (1,078,807)
     Net income (loss)         191,020      104,263     (80,337)      214,946

     Balance at
      September 30, 1995    $1,030,149   $2,320,776    $907,110    $4,258,035



                                   Nine months ended September 30, 1996
                                                      Combining
                              General     Limited    Adjustment
                              Partner    Partners     (Note 3)       Total

     Balance at
      January 1, 1996       $1,000,751  $2,391,556     $ 881,900  $4,274,207

     Contributions             189,007         --          --        189,007
     Distributions            (683,906)   (200,000)        --       (883,906)
     Net income (loss)         381,101     258,853      (114,184)    525,770

     Balance at
      September 30, 1996    $  886,953  $2,450,409     $ 767,716  $4,105,078
[FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                            Nine months ended
                                                              September 30,
                                                             1996      1995


     Cash flows from operating activities:
       Net income                                        $ 525,770  $ 214,946
       Adjustments to reconcile net income to
          net cash provided by operating activities:
           Depreciation, depletion and amortization        508,384    346,455
           Changes in operating assets and liabilities:
            (Increase) decrease in receivable from
             General Partner                              (218,154)    27,775
            (Decrease) increase in accrued liabilities      (7,084)      --

          Net cash provided by operating activities        808,916    589,176

     Cash flows from investing activities:
       Additions to oil and gas properties
          and equipment                                   (113,469)   (53,118)

          Net cash used in investing activities           (113,469)   (53,118)

     Cash flows from financing activities:
       Distributions to General Partner                   (683,906)  (478,807)
       Contributions by General Partner                    189,007    194,645
       Distributions to Limited Partners                  (200,000)  (600,000)

          Net cash used in financing activities           (694,899)  (750,039)

          Net (decrease) increase in cash                      548   (213,981)

     Cash at beginning of period                           261,194    473,041

     Cash at end of period                               $ 261,742  $ 259,060

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

         The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. At September 30, 1996 and 1995, the net capitalized costs of the Partnership s oil and gas properties did not exceed the capitalization ceiling.

         The combining adjustment included in the partners capital of $767,716 and $907,110 at September 30, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test in prior years on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners capital and does not affect net income.


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


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

         The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $136,125 for each nine month period ended September 30, 1996 and 1995.

         The Partnership distributes to each Limited Partner his proportionate share of cash funds credited to his capital account which is in excess of the amounts necessary to meet such partners share of existing or future obligations of the Partnership. Distributions were made to the Limited Partners for the nine month period ended September 30, 1996 in the amount of $200,000; compared to $600,000 distributed to the Limited Partners for the corresponding period in 1995. During the first nine months of 1996 and 1995, the Partnership distributed $683,906 and $478,807, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed $189,007 and $194,645, respectively, for its allocated share of costs and expenses.


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

                                C&K 1980 FUND-B, LTD.


     Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by/used in operating activities for the nine months ended September 30, 1996 was $808,916, compared to $589,176 of net cash used in the corresponding period in 1995. This increase resulted primarily from higher oil and gas revenues.

         Capital expenditures during the first nine months of 1996 were $113,469, primarily attributable to the drilling of the C. Montalvo well in the Mestena Grande Field in Jim Hogg County, Texas. Capital expenditures during the same period in 1995 were $53,118, primarily attributable to the drilling of one well, which was unsuccessful. The Partnership has no immediate plans for additional exploratory or developmental capital programs, except those necessary to maintain well productivity for 1996.

         During the first nine months of 1996 and 1995, the Partnership distributed $683,906 and $478,807, respectively, to the General Partner for their share of net revenues. During these same periods, the General Partner's contribution (allocated share of costs and expenses incurred) was $189,007 and $194,645, respectively. A cash distribution of $200,000 was made to the Limited Partners in May of 1996 compared to $600,000 distributed to the Limited Partners in August of 1995. The lower cash distribution to date in 1996 is due to the anticipated capital expenditures for drilling in the fourth quarter.

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


     RESULTS OF OPERATIONS

      Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995

         Net income for the third quarter ended September 30, 1996 was $197,689, an increase of $151,421 or 327% from net income of $46,268 reported for the same period in 1995. This increase resulted primarily from increases in natural gas and plant products production and sales prices for crude oil, natural gas and plant products. The completion of the C. Montalvo well, which had first production in March, 1996 contributed significantly to the increase in natural gas production.

         Crude oil and natural gas sales for the three months ended September 30, 1996 of $573,257 increased $222,793 or 64% compared to the same period in 1995. Crude oil production was 53 barrels per day, natural gas production was 1,651 mcf per day, and plant products were 882 equivalent mcf per day during this period, compared to the 1995 level of 54 barrels, 1,438 mcf, and 700 equivalent mcf per day, respectively. In the third quarter of 1996, average sales prices increased for crude oil to $20.75 per barrel, for natural gas to $2.13 per mcf, and for plant products to $1.81 per equivalent mcf, compared to $16.22 per barrel, $1.42 per mcf and $1.27 per equivalent mcf, respectively, in 1995. Interest income decreased $1,210 or 35% in the third quarter of 1996 compared to the corresponding period in 1995 due to a reduction in cash available for investment subsequent to a third quarter, 1995 cash distribution to the Limited Partners.

         Lease operating expense for the three months ended September 30, 1996 decreased $19,187 or 23% compared to the same period in 1995. During the third quarter of 1995, ad valorem tax accruals were adjusted to cover expected property tax increases for the first nine months of 1995.
     Property taxes for 1996 were expected to be below 1995 levels. Production tax expense for the third quarter of 1996 increased by $16,727 or 85% compared to the third quarter of 1995, due primarily to the increase in oil and gas revenues. Marketing deductions were $48,324 for the three months ended September 30, 1996, a decrease of $8,216 or 15% compared to the same period in 1995. The Partnership s transportation and marketing costs decreased in 1996 due to a favorable change in gathering and transportation rates provided by a new transporter, effective February 1, 1996. Depreciation, depletion and amortization expense increased by $77,867 or 77% in 1996 compared to the same period in 1995 as a result of the increased production in 1996. General and administrative expenses for the three months ended September 30, 1996 increased by $2,971 or 6% compared to the same period in 1995.


      Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

         Net income for the nine months ended September 30, 1996 was $525,770, an increase of $310,824 or 145% from net income of $214,946 reported for the same period in 1995. This increase resulted mainly from increases in sales prices for crude oil, natural gas and plant products.

         Crude oil and natural gas sales for the nine months ended September 30, 1996 was $1,609,174, an increase of $401,350 or 33% compared to the same period in 1995. This increase is due to the higher sales prices. Crude oil production was 53 barrels per day, natural gas production was 1,568 mcf per day and plant products were 805 equivalent mcf per day during this period, compared to the 1995 level of 56 barrels, 1,532 mcf, and 835 equivalent mcf per day, respectively, during this period. In the third quarter of 1996, average sales prices increased for crude oil to $20.75 per barrel, for natural gas to $2.13 per mcf, and for plant products to $1.81 per equivalent mcf, compared to $16.22 per barrel, $1.42 per mcf, and $1.27 per equivalent mcf for plant products, respectively, in 1995. Interest income decreased $4,834 or 43% in 1996 due to a reduction in cash available for investment subsequent to a third quarter, 1995 cash distribution to the Limited Partners.

         Lease operating expense for the nine months ended September 30, 1996 decreased $54,299 or 22%, compared to the same period in 1995. This decrease is primarily due to an expected decrease in ad valorem taxes for 1996, offset slightly by additional operating expenses incurred with the completion of the C. Montalvo well. Production taxes for the first nine months of 1996 increased $32,536 or 47% compared to the first nine months of 1995, due primarily to the increase in oil and gas revenues in 1996. Marketing deductions were $139,642 for the nine months ending September 30, 1996, a decrease of $41,488 or 23% compared to the same period in 1995.
     The Partnership's transportation and marketing costs decreased in 1996 due to a favorable change in gathering and transportation rates provided by a new transporter effective February 1, 1996. Depreciation, depletion and amortization expense increased by $161,929 or 47% compared to 1995 as a result of increased revenue in 1996. General and administrative expenses for the nine months ended September 30, 1996 decreased $12,986 or 8% compared to the same period in 1995, due primarily to a reduction in auditing and tax charges.

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



                                           C&K 1980 Fund-B, Ltd.
                                           (Registrant)


                                       By: /s/ Dan R. Taylor
                                           Dan R. Taylor
                                           Vice President - Finance
                                           CODY ENERGY, INC.
                                           Successor General Partner





     DATE: November 12, 1996