Form 10-K
period 1996-12-31
C&K 1980 FUND B LTD
filed 1997-03-27
CIK 319315

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {x} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

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

      Acreage

         As of December 31, 1996, the Partnership held oil and natural gas leases as follows:

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

                                              Year Ended December 31,
                                           1996        1995         1994
     Natural Gas:
       Production (mcf)                   580,595      536,967     688,247
       Average Sales Price per mcf         $ 2.24       $ 1.51      $ 1.90

     Plant Products:
       Production (mcf)                   291,180      288,577     141,231
       Average Sales Price per mcf         $ 2.10       $ 1.49      $ 1.06

     Oil:
       Production (bbl)                    19,050      19,809       23,690
       Average Sales Price per bbl         $20.41      $17.37       $15.83

     Composite Production Cost per BOE     $ 2.44      $ 2.18       $ 2.61


      Estimated Oil and Gas Reserve Quantities (Unaudited)

        The response to this item is submitted as a separate section in Part IV of this report under Notes to Financial Statements, Note 8 - Supplemental Data of Oil and Gas Operations.

      Productive Properties

        As of December 31, 1996, the Partnership had working interests in fifteen gross (6.11 net) productive wells, which are all located in the state of Texas.

      Drilling Activity

        In 1996, the Partnership participated in the drilling of the C. Montalvo #1 well which cost the Partnership $95,932. In 1995, the Partnership participated in the drilling of the R. Montalvo et al Gas Unit #1, which was plugged and abandoned April 23, 1995. The cost to the Partnership was $52,220. In 1994, the Partnership participated in the drilling of the Flores Gas Unit Well No. 2 which cost the Partnership $562,010 and increased the Partnership reserve base by 17,265 bbls of oil and 513,520 mcf of gas and plant products.


     ITEM 3 - Legal Proceedings

        There are no material pending legal proceedings to which the Partnership is a party nor to which any of its properties are subject.


     ITEM 4 - Submission of Matters to a Vote of Security Holders

        None.



                                       PART II

     ITEM 5 - Market for the Registrant's Common Equity and Related Stockholder Matters

        The number of holders of record of equity securities of the Partnership as of December 31, 1996, was as follows:

                 Title of Class                 Number of Record Holders

          Limited Partnership Interests                   220

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


     ITEM 6 - Selected Financial Data

         Selected financial data for each of the five years in the period ended December 31, 1996 are as follows:


                                              Year Ended December 31,
                                         1996           1995           1994

     Oil and Gas Sales                $2,300,758     $1,586,879    $1,830,079

     Production Costs
       and Taxes                         399,814        343,093       422,827


     Oil and Gas Sales, Net of
      Production Costs and Taxes       1,900,944      1,243,786     1,407,252

     Net Income (Loss) from
      Continuing Operations              796,507        354,652      (395,988)

     Net Income (Loss) per Limited
      Partnership unit                       323            145          (546)

     Total Assets                      3,644,945      4,291,030     4,944,051

     Short-Term Obligations               13,307         16,823        16,800

                                        Year Ended December 31,
                                      1993           1992
     Oil and Gas Sales                $2,554,918     $2,644,431

     Production Costs
       and Taxes                         560,785        514,455

     Oil and Gas Sales, Net of
      Production Costs and Taxes       1,994,133      2,129,976

     Net Income from
      Continuing Operations            1,079,970      1,358,335

     Net Income per Limited
      Partnership unit                       422            536

     Total Assets                      6,008,869      6,259,553

     Short-Term Obligations                --           302,500


     ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      1996 Compared to 1995

         The Partnership's net income for the year ended December 31, 1996 was $796,507, as compared to $354,652 reported for the same period in 1995. This increase of $441,855 resulted primarily from an increase in oil, natural gas and plant products prices and an increase in natural gas and plant products production.

         Crude oil and natural gas sales for the year ended December 31, 1996 of $2,300,758 increased $713,879 or 45% compared to the same period in 1995. The increase was primarily attributable to the increase in sales prices and production volumes. During 1996, average crude oil prices increased to $20.41 per bbl, compared with 1995 prices of $17.37 per bbl, and natural gas prices increased to $2.24 per mcf in 1996 as compared to the 1995 level of $1.51. During 1996, the average plant product price increased to $2.10 per equivalent mcf, compared with 1995 prices of $1.49 per equivalent mcf. Natural gas production per day of 1,586 mcf in 1996 increased from 1,471 mcf per day in 1995. Crude oil production decreased to 52 bbls per day in 1996 as compared to 54 bbls per day in 1995. Plant products increased to 796 equivalent mcf per day in 1996, compared to 791 equivalent mcf per day in 1995.

         Lease operating expenses increased by $818 compared to the same time period in 1995. The increase in lease operating expense was mainly the result of workover operations on the Pena #1 well. Production tax expense increased by $55,903 or 62% due to the increase in oil and gas revenues in 1996.

         Depreciation, depletion and amortization expense increased by $268,459 or 59% due to increased revenue in 1996. The Partnership reported marketing deductions of $196,892 and $245,700 for 1996 and 1995, respectively, a decline of $48,808 or 20%, the result of lower gathering and transportation rates provided by a new transporter effective February 1, 1996.


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


     Financial Condition and Liquidity

      Cash Flow from Operations

         Net cash provided by operating activities was $1,474,148 in 1996, an increase of $625,181 or 74% when compared to 1995 due to increased oil and gas revenues. Cash flow from operating activities in 1995 decreased 1% when compared to 1994.

      Capital Resources

         Capital additions during 1996 were $113,469 as compared to additions to property of $53,118 for the same period in 1995. The Partnership has made no immediate plans for additional exploratory or development capital programs, except those necessary to maintain well productivity for 1997.

      Financing Activities

         During 1996, the Partnership distributed to the Limited Partners cash proceeds of $700,000. For the year ended December 31, 1996, the General Partner's contributions (allocated share of costs and expenses incurred) and distributions were $239,684 and $978,760, respectively.

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

         The Partnership cannot predict with any degree of certainty the prices it will receive in 1997 and future years for its crude oil and natural gas. The Partnership's financial condition, operating results, and liquidity will be materially affected by any significant fluctuations in sales prices for oil and gas production. The Partnership's ability to internally generate funds for capital expenditures will be similarly affected.


     ITEM 8 - Financial Statements and Supplementary Data

         The response to this item is submitted as a separate section in Part IV of this report.


     ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On June 21, 1995, the General Partner's Board of Directors approved a change in the Registrant's certified independent accountants from Hein + Associates LLP to Ernst & Young LLP as reported on Form 8-K dated June 21, 1995.


                                       PART III

     ITEM 10 - Directors and Executive Officers of the Registrant

         The Partnership has no officers or directors. The management of the General Partner is vested in a Board of Directors consisting of four members. The following persons currently serve as members of the Board of Directors and/or principal executive officers:


        Name                     Age       Position
     Charles C. Gates            75        Chairman of the Board

     Robert L. Kubik             52        President & Chief Executive Officer
      (Resigned effective February 28, 1997)

     Diane Gates Wallach         42        Director & Secretary

     Brown W. Cannon, Jr.        52        Director

     Brad Fisher                 35        Senior Vice President, Operations

     Dan R. Taylor               40        Vice President, Accounting & Finance

         Charles C. Gates is Chairman of the Board of CODY ENERGY, INC. He also served as Chairman of the Board and Chief Executive Officer of The Gates Corporation, the parent company to CODY ENERGY, INC., until July, 1996. Mr. Gates attended Massachusetts Institute of Technology and Stanford University where he obtained a Bachelor of Science degree in Engineering. He also received an Honorary Doctorate of Engineering from the Colorado School of Mines and Michigan Technological University.

         Robert L. Kubik is a Director and President of CODY ENERGY, INC. Mr. Kubik joined the Gates Corporation in 1986 as Assistant General Counsel and Director of Corporate Real Estate. Qualified as a lawyer, he has over 19 years of oil industry experience with Amerada Hess, Energy Management and Mobil Oil. Mr. Kubik received a Bachelor of Science degree from Ball State University and a Juris Doctorate degree from Indiana University School of Law. He is also a member of IPAMS, Denver and Colorado Bar Associations, and the American Corporate Counsel Association.

         Diane Gates Wallach was appointed Director of CODY ENERGY, INC. in May, 1996. She was also a Director of The Gates Corporation from August, 1992 to July, 1996 and is a Trustee of The Gates Foundation and Colorado Outward Bound. Ms. Wallach received a Masters of Business Administration and a Bachelor of Science degree from Stanford University.

         Brown W. Cannon, Jr. was appointed Director of CODY ENERGY, INC. in May, 1996 and also served as a Director of The Gates Corporation from August, 1992 until July, 1996. He is also a Trustee of the Denver Museum of Natural History, a director of the National Western Stock Show and a former chairman of Colorado Outward Bound. Mr. Cannon is a graduate of the University of Arizona.

         Brad Fisher is Senior Vice President of Operations for CODY ENERGY, INC. in 1994. Prior to his association with CODY ENERGY, INC., he was with Ultramar Oil and Gas, Limited, last holding the position of Vice President of Exploration and Production. Mr. Fisher received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1983.

         Dan R. Taylor is Vice President of Finance and Accounting for CODY ENERGY, INC. He is a Certified Public Accountant with over ten years of professional accounting experience, primarily in the oil and gas industry. Mr. Taylor received his Bachelor of Business Administration degree in Accounting and Information Systems from the University of Texas in 1984 and his Bachelor of Science degree in Natural Resource Planning from the University of Southern Mississippi in 1978.


     ITEM 11 - Executive Compensation

         The Partnership has no officers or directors.


     ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

         At December 31, 1996, the General Partner owned 66.1% of the Limited Partner interests. No Limited Partner owned, of record or beneficially, more than 5% of the Limited Partnership interests.

         The General Partner has a 50% interest in all of the Partnership's oil and gas revenues and, upon liquidation, a 50% interest in the Partnership's properties as provided under the terms of the Articles of Limited Partnership.

         As of March 1997, officers and directors of the General Partner owned none of the Limited Partnership interests in the Partnership.


     ITEM 13 - Certain Relationships and Related Transactions

         In accordance with the provisions of the Articles of Limited Part-nership, the Partnership annually reimbursed the General Partner $181,500 in 1996, 1995, and 1994 for indirect administrative and overhead expenses attributable to the operations of the Partnership. Excluding special costs (reserve report preparation, tax reporting-related costs, audit costs and printing costs attendant to Limited Partner reports), which are allocated 99% to the Limited Partners and 1% to the General Partner, general and administrative expenses are allocated 50% to the Limited Partners and 50% to the General Partner.

         The General Partner acts as operator for all fifteen Partnership wells.



                                       PART IV


     ITEM 14 -  Financial Statements, Schedules, Exhibits Filed, and Reports on
                Form 8-K

     A. Documents Filed

        1. Financial Statements

           Independent Auditors' Reports

           Balance Sheets - December 31, 1996 and 1995

           Statements of Operations for the Years Ended December 31, 1996, 1995
                 and 1994

           Statements of Changes in Partners' Capital for the Years Ended
                 December 31, 1996, 1995 and 1994

           Statements of Cash Flows for the Years Ended December 31, 1996, 1995
                 and 1994

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

                            Report of Independent Auditors


     The Partners of C&K 1980 Fund-B, Ltd.:

     We have audited the balance sheets of C&K 1980 Fund-B, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C&K 1980 Fund-B, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                  /s/ Ernst & Young LLP
     Ernst & Young LLP
     Denver, Colorado
     March 8, 1997

                             INDEPENDENT AUDITOR'S REPORT


     To the Partners of
        C&K 1980 Fund-B, Ltd.:

     We have audited the accompanying Statements of Operations, Partners' Capital (Deficit) and Cash Flows of C&K 1980 Fund-B, Ltd. (a Texas Limited Partnership) for the year ended December 31, 1994 and the related statements of operations, partners' capital and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of C&K 1980 Fund-B, Ltd. for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

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


     Hein + Associates LLP
     Houston, Texas
     March 13, 1995

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS


                                        ASSETS

                                                      December 31,
                                                   1996            1995
     Current Assets:

       Cash                                  $    182,797      $    261,194

       Receivable from General Partner            253,816           210,885

       Total Current Assets                       436,613           472,079

     Oil and gas properties and equipment,
      at cost, using the full cost method
       of accounting                           22,494,518        22,381,049

     Less:  Accumulated depreciation,
       depletion and amortization             (19,286,186)      (18,562,098)

                                                3,208,332         3,818,951

     Total Assets                            $  3,644,945      $  4,291,030



                          LIABILITIES AND PARTNERS' CAPITAL

     Accrued liabilities                     $     13,307      $     16,823

     Partners' Capital:
       General Partner                            829,341         1,000,751
       Limited Partners                         2,082,947         2,391,556
       Combining adjustment                       719,350           881,900

          Total Partners' Capital               3,631,638         4,274,207

     Total Liabilities and
       Partners' Capital                     $  3,644,945       $ 4,291,030

     [FN]
      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS


                                             Year ended December 31,
                                         1996           1995          1994

     Revenues:

       Oil and gas sales              $2,300,758    $1,586,879     $1,830,079
       Interest income                     8,241        13,454         28,390

                                       2,308,999     1,600,333      1,858,469


     Expenses:

       Lease operating                   253,301       252,483        354,907
       Production tax                    146,513        90,610         67,920
       Marketing deductions              196,892       245,700        433,220
       Depreciation, depletion
          and amortization               724,088       455,629      1,191,530
       General and administrative        191,698       201,259        206,880

                                       1,512,492     1,245,681      2,254,457


     Net income (loss)                $  796,507    $  354,652     $ (395,988)

     Net income (loss) allocation:
       General Partner                $  567,666    $  285,156     $  301,660
       Limited Partners                  391,391       175,043       (660,470)
       Combining adjustment             (162,550)     (105,547)       (37,178)

     Net income (loss)                $  796,507    $  354,652     $ (395,988)

     Net income (loss) per limited
       partnership unit
       (1,210 outstanding)            $   323.46    $   144.66     $  (545.84)

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                       Combining
                             General       Limited    Adjustment
                             Partner      Partners     (Note 3)       Total

     Balance at
       January 1, 1994     $1,144,261    $3,839,983   $1,024,625   $ 6,008,869

     Contributions            342,066         --          --           342,066
     Distributions           (664,696)     (363,000)      --        (1,027,696)
     Net income (loss)        301,660      (660,470)    (37,178)      (395,988)

     Balance at
       December 31, 1994   $1,123,291    $2,816,513   $  987,447   $ 4,927,251

     Contributions            217,728         --            --         217,728
     Distributions           (625,424)     (600,000)        --      (1,225,424)
     Net income (loss)        285,156       175,043     (105,547)      354,652

     Balance at
       December 31, 1995   $1,000,751    $2,391,556   $  881,900   $ 4,274,207

     Contributions            239,684        --            --          239,684
     Distributions           (978,760)     (700,000)       --       (1,678,760)
     Net income (loss)        567,666       391,391     (162,550)      796,507

     Balance at
       December 31, 1996   $  829,341    $2,082,947   $  719,350   $ 3,631,638

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31,
                                             1996           1995        1994
     Cash flows from operating activities:
       Net income (loss)                   $  796,507  $   354,652  $  (395,988)
       Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
          Depreciation, depletion
            and amortization                  724,088      455,629   1,191,530
          Changes in operating assets
            and liabilities:
            Decrease (increase) in receivable
             from General Partner             (42,931)      38,663       42,814
            (Decrease) Increase in accrued
             liabilities                       (3,516)          23      16,800
             Net cash provided by
             operating activities           1,474,148      848,967      855,156

     Cash flows from investing activities:
       Additions to oil and gas
        properties and equipment             (113,469)     (53,118)    (562,010)
          Net cash used in investing
          activities:                        (113,469)     (53,118)    (562,010)

     Cash flows from financing activities:
       Decrease in distribution payable to
         Limited Partners                        --           --          --
       Distributions to Limited Partners     (700,000)    (600,000)    (363,000)
       Distributions to General Partner      (978,760)    (625,424)    (664,696)
       Contributions by General Partner       239,684      217,728      342,066
          Net cash used in
          financing activities             (1,439,076)  (1,007,696)    (685,630)

     Net decrease in cash                     (78,397)    (211,847)    (392,484)
     Cash at beginning of year                261,194      473,041      865,525
     Cash at end of year                  $   182,797  $   261,194    $ 473,041

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

       New Accounting Standard

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. The Company adopted SFAS No. 121 during 1996, with no impact on its financial statements.

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


     NOTE 2 - SALES TO MAJOR CUSTOMERS

         Sales to major customers are summarized in the table below:

       Purchasers                1996             1995               1994
                             Sales    %       Sales    %         Sales    %


     Coastal Oil & Gas
      Corporation            --      --        --      --        228,064  12

     El Sordo Gathering
      System, Inc.          520,131  23        --      --           --    --

     Enron Trading and
      Transportation
      Company               182,247   8      344,053  22            --    --

     Valero Hydrocarbons     92,731   4      429,508  27         186,833  10

     Williams Gas
      Marketing           1,299,062  56      813,318  51       1,115,469  61

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

         The combining adjustment included in partners' capital of $719,350 and $881,900 at December 31, 1996 and 1995, respectively, represents the difference resulting from computing the full cost ceiling test on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect net income.


     NOTE 4 - PURCHASE OF LIMITED PARTNERS' INTERESTS

         The Limited Partners may require the General Partner to purchase up to ten percent of their interests annually. In addition to the units purchased by the General Partner for their initial capital contribution, a total of 667.66 units had been purchased from Limited Partners as of December 31, 1995. At January 1, 1996, the General Partner calculated a purchase price of $1,552.25 per unit for Limited Partners who paid the additional assessment ("assessed Limited Partners") and $1,241.80 per unit for Limited Partners who had not paid the additional assessment ("nonassessed Limited Partners"). Eighteen Limited Partners (representing
     38.66667 units on which the assessment was paid and -0- units on which the assessment was not paid) tendered units. The General Partner expended $60,020.34 for the purchase of these 38.66667 Limited Partner units during 1996. At December 31, 1996, the General Partner owned 726.32667 assessed Limited Partnership units (20 initial shares and 706.32667 purchased from Limited Partners) and 66 nonassessed Limited Partnership units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

         The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $181,500 in 1996, 1995, and 1994.

         The Partnership distributed to each Limited Partner their proportionate share of cash funds credited to their capital account which was in excess of the amounts necessary to meet such partners share of existing or future obligations of the Partnership. Total distributions to Limited Partners in 1996, 1995, and 1994, were $700,000, $600,000 363,000, respectively.


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

         Set forth below is a reconciliation between net income for financial and federal income tax reporting purposes for the years ended December 31, 1996, 1995, and 1994.

                                                Year ended December 31,
                                            1996          1995          1994
     Net income (loss) for financial
      reporting purposes                $  796,507      $354,652    $ (395,988)

      Increase (decrease) in taxable net
        income resulting from:

        Depreciation, depletion and
        amortization of oil and gas
        properties for financial
        reporting purposes not deductible
        for income tax purposes            724,088       455,629     1,191,530

        Depreciation of oil and gas
        properties for income tax purposes
        not included as expenses for
        financial reporting purposes       (16,886)      (25,531)      (30,642)

        Oil and gas exploration and
        development costs capitalized for
        financial reporting purposes but
        deducted for income
        tax purposes                       (89,527)      (53,118)     (481,267)

        Other revenues recognized for income
        tax purposes amortized for
        financial reporting purposes          --             --          2,817

     Net income as reported for federal
      income tax purposes               $1,414,182       $731,632    $ 286,450

     Net income as reported for federal
      income tax purposes applicable to
      the General Partner               $  745,432       $387,714    $ 368,641

     Net income (loss) as reported for
      federal income tax purposes
      applicable to Limited Partners    $  668,750       $343,918    $ (82,191)


     NOTE 7 - SUPPLEMENTAL DATA OF OIL AND GAS OPERATIONS

      Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                             Year Ended December 31,
                                        1996           1995            1994
     Property Acquisition Costs      $    --        $    --        $     --
     Exploration Costs                    --             --              --
     Development Costs                 113,469          53,118         562,010

      Total Costs                      113,469      $   53,118     $   562,010



      Results of Operations from Oil and Gas Producing Activities

                                               Year Ended December 31,
                                         1996            1995         1994
     Revenues                         $ 2,300,758   $ 1,586,879    $ 1,830,079
     Production (lifting) costs          (399,814)     (343,093)      (422,827)
     Depreciation, depletion and
      amortization                       (724,088)     (455,629)    (1,191,530)

     Results of operations from oil
      and gas producing activities    $ 1,176,856   $   788,157    $   215,722

     Depreciation, depletion and
      amortization per dollar of
      gross revenues                  $      0.31   $      0.29    $      0.65


      Capitalized Costs Relating to Oil and Gas Producing Properties


                                               Year Ended December 31,
                                         1996           1995           1994
     Proved properties                 $22,494,518  $ 22,381,049   $ 22,327,931
     Accumulated depreciation,
      depletion and amortization       (19,286,186)  (18,562,098)   (18,106,469)

      Net capitalized costs              3,208,332  $  3,818,951   $  4,221,462


      Estimated Oil and Gas Reserve Quantities (Unaudited)

         The following is an analysis of the Partnership's interest in net quantities of proved oil and gas reserves which are all located in onshore areas of Texas. Quantities are based on estimates of proved reserves furnished by Netherland, Sewell and Associates, Inc., independent petroleum engineers, pursuant to rules set by the Securities and Exchange Commission.
     Estimates of proved reserves are inherently imprecise and are even more imprecise for newly discovered reserves than for reserves with long production histories. As a result, subsequent development and production of the Partnership's reserves may result in revisions of such estimates.

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



      Total Proved Reserves
                                                     Oil           Gas
                                                  (In BBLS)     (In MCF)

     As of December 31, 1993                        187,164     11,287,740

     Discoveries                                     17,265        513,520
     Revisions of previous estimates                  3,673     (2,279,278)
     Production                                     (23,690)      (829,478)

     As of December 31, 1994                        184,412      8,692,504

     Revisions of previous estimates                (47,166)    (2,538,129)
     Production                                     (19,809)      (825,544)

     As of December 31, 1995                        117,437      5,328,831

     Revisions of previous estimates                 30,874      1,147,604
     Production                                     (19,050)      (871,775)

     As of December 31, 1996                        129,261      5,604,660

          The natural gas volumes (mcf) of 5,604,660 as of December 31, 1996, disclosed above, include 1,843,764 equivalent mcf related to plant products.

                                SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.





     Dated:   March 27, 1997                 C&K 1980 Fund-B, Ltd.
                                             (Registrant)


                                         By:/s/ Charles C. Gates
                                            Charles C. Gates
                                            Chairman of the Board






          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the date above indicated:




     /s/ Diane Gates Wallach                /s/ Brown W. Cannon, Jr.
     Diane Gates Wallach                    Brown W. Cannon, Jr.
     Director & Secretary                   Director




     /s/ Brad Fisher                        /s/ Dan R. Taylor
     Brad Fisher                            Dan R. Taylor
     Senior Vice President, Operations      Vice President, Accounting & Finance