Form 10-Q
period 1997-03-31
C&K 1980 FUND B LTD
filed 1997-05-13
CIK 319315

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1997

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

                                 INDEX TO FORM 10-Q
                                C&K 1980 Fund-B, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              March 31, 1997 and December 31, 1996

              Statements of Operations
              Three months ended March 31, 1997 and 1996

              Statements of Changes in Partners' Capital
              Three months ended March 31, 1997 and 1996

              Statements of Cash Flows
              Three months ended March 31, 1997 and 1996

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                   March 31,      December 31,
                                                     1997             1996

     Current Assets:

       Cash                                     $   184,041      $    182,797

       Receivable from General Partner              482,427           253,816

       Total Current Assets                         666,468           436,613

     Oil and gas properties and equipment,
       at cost, using the full cost
       method of accounting                      22,494,773        22,494,518

     Less:  Accumulated depreciation,
       depletion and amortization               (19,382,418)      (19,286,186)

                                                  3,112,355         3,208,332

     Total Assets                              $  3,778,823      $  3,644,945



                          LIABILITIES AND PARTNERS' CAPITAL


     Accrued liabilities                       $      9,884      $    13,307

     Partners' Capital:
       General Partner                              803,730          829,341
       Limited Partners                           2,267,435        2,082,947
       Combining adjustment                         697,774          719,350

          Total Partners' Capital                 3,768,939        3,631,638

     Total Liabilities and
      Partners' Capital                        $  3,778,823      $ 3,644,945

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                               Three months ended March 31,
                                                1997                  1996

     Revenues:
       Oil and gas sales                      $684,510              $439,762
       Interest income                           1,244                 2,145
                                               685,754               441,907

     Expenses:
       Lease operating                          96,035                64,698
       Production tax                           46,515                26,269
       Marketing deductions                     25,596                52,295
       Depreciation, depletion
          and amortization                      96,232               136,601
       General and administrative               48,696                45,668

                                               313,074               325,531

     Net income                               $372,680              $116,376

     Net income (loss) allocation:
       General Partner                        $209,768              $ 88,915
       Limited Partners                        184,488                58,273
       Combining adjustment                    (21,576)              (30,812)

     Net income                               $372,680              $116,376

     Net income per limited
       partnership unit
       (1,210 outstanding)                     $152.47                $48.16

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




                                  Three months ended March 31, 1997
                                                      Combining
                            General      Limited      Adjustment
                            Partner     Partners      (Note 3)        Total

     Balance at
      January 1, 1997       $829,341    $2,082,947    $719,350     $3,631,638

     Contributions            70,832        --           --            70,832
     Distributions          (306,211)       --           --          (306,211)
     Net income (loss)       209,768       184,488     (21,576)       372,680

     Balance at
      March 31, 1997        $803,730    $2,267,435    $697,774     $3,768,939

     [FN]

      The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                           Three months ended
                                                                March 31,
                                                           1997        1996


     Cash flows from operating activities:
      Net income                                         $ 372,680   $ 116,376
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation, depletion and amortization           96,232     136,601
         Changes in operating assets and liabilities:
           Increase in receivable from General Partner    (228,611)    (47,913)
           Decrease in accrued liabilities                  (3,423)     (7,478)

        Net cash provided by operating activities          236,878     197,586


     Cash flows from investing activities:
      Additions to oil and gas properties
        and equipment                                         (255)    (90,970)

        Net cash used in investing activities                 (255)    (90,970)

     Cash flows from financing activities:
      Distributions to General Partner                    (306,211)   (180,621)
      Contributions by General Partner                      70,832      76,150

        Net cash used in financing activities             (235,379)   (104,471)

        Net increase in cash                                 1,244       2,145

     Cash at beginning of period                           182,797     261,194

     Cash at end of period                               $ 184,041   $ 263,339

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

        Effective May 1, 1993, Cody Company, a wholly owned subsidiary of The Gates Corporation, purchased the units of WCLLC owned by WGMan. As a result of this acquisition, the unit holders of WCLLC are Cody Company and its wholly owned subsidiary, Cody Resources, Inc. Subsequently, effective May 15, 1993, the name of Williams-Cody, Inc. was changed to CODY ENERGY, INC. ("CODY"), and the name of Williams-Cody Limited Liability Company was changed to Gates-Cody Energy Company ("GCEC"), a Limited Liability Company. CODY was the surviving corporation and, pursuant to the authority provided in the Partnership Agreement, managed and controlled the Partnership's affairs and was responsible for the activities of the Partnership.

         On January 1, 1997, CODY created two new subsidiary companies to hold its Texas assets. To the first company, CODY TEXAS, L.P., a Texas limited partnership ("CODY TEXAS"), CODY transferred its interest in the Partnership, with CODY TEXAS becoming the successor general partner of the Partnership. The second company, Cody Oil and Gas, Inc., a wholly owned subsidiary of CODY, serves as the general partner of CODY TEXAS.

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

      New Accounting Standard

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS
     No. 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. The Partnership adopted SFAS No. 121 during 1996, with no impact on its financial statements.

      Net Income (Loss) per Limited Partnership Unit

        Net income (loss) per limited partnership unit is computed by obtaining the Limited Partners' net income (loss) (see Statements of Changes in Partners' Capital) and dividing by the total limited partnership units outstanding.

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

      Reclassification

        Certain amounts from prior years have been reclassified to be consistent with the financial statement presentation for 1997. Such reclassifications had no effect on net income.


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

        The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. During 1997 and 1996, no additional provision was necessary for the Partnership attributable to a ceiling test failure.

        The combining adjustment included in the partners' capital of $697,774 and $851,088 at March 31, 1997 and 1996, respectively, represents the difference resulting from computing the full cost ceiling test in prior years on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect net income.


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

        In addition to the 20 units purchased by the General Partner for its initial capital contribution, a total of 772.33 units had been purchased from Limited Partners as of December 31, 1996. At January 1, 1997, the General Partner calculated a purchase price of $3,157.53 per unit for Limited Partners who paid the additional assessment ("assessed Limited Partners") and $2,526.03 per unit for Limited Partners who had not paid the additional assessment ("nonassessed Limited Partners"). The Limited Partners have until June 30, 1997 to tender units for repurchase. At March 31, 1997, the General Partner owned 726.33 assessed Limited Partnership units and 66 nonassessed Limited Partnership units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements have been the maximum allowed under the terms of the Partnership Agreement and were $45,375 for each three month period ended March 31, 1997 and 1996.

        The Partnership distributes to each Limited Partner his proportionate share of cash funds credited to his capital account which was in excess of the amounts necessary to meet such partners share of existing or future obligations of the Partnership. No distributions were made to the Limited Partners for the three month period ended March 31, 1997 and 1996. During the first three months of 1997 and 1996, the Partnership distributed $306,211 and $180,621, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed $70,832 and $76,150, respectively, for its allocated share of costs and expenses.


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

                                C&K 1980 FUND-B, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the three months ended March 31, 1997 was $236,878, compared to $197,586 for the corresponding period in 1996. This increase resulted primarily from increased oil and gas revenues.

        Capital expenditures during the first three months of 1997 were $255, compared to $90,970 for the first quarter of 1996, which was attributable mainly to the drilling of the C. Montalvo well. The Partnership has no immediate plans for additional exploratory or developmental capital programs in 1997 except those necessary for maintaining well productivity.

        During the first three months of 1997 and 1996, the Partnership distributed $306,211 and $180,621, respectively, to the General Partner for its share of net revenues. During these same periods, the General Partner's contribution (allocated share of costs and expenses incurred) was $70,832 and $76,150, respectively. There were no distributions to Limited Partners during these periods.

        The Partnership's financing requirements for operating expenses and development capital are currently provided by revenues from its producing operations. The Partnership does not consider long-term financing arrangements, either with the General Partner or other sources, as necessary at this time.

        The Partnership cannot predict with any degree of certainty the prices it will receive in the remainder of 1997 or in future years for its crude oil and natural gas. The Partnership's financial condition, operating results and liquidity will continue to be materially affected by any significant fluctuations in sales prices. The Partnership's ability to internally generate funds for capital expenditures will be similarly affected.


     RESULTS OF OPERATIONS

        Net income for the first quarter ended March 31, 1997 was $372,680, an increase of $256,304 or 220% from net income of $116,376 reported for the same period in 1996. This increase resulted primarily from an increase in oil and gas revenues, offset by increases in operating expenses and production taxes.

        Crude oil and natural gas sales for the three months ended March 31, 1997 of $684,510 increased $244,748 or 56% compared to the same period in 1996. Crude oil production declined to 51 barrels per day, natural gas production increased to 1,530 mcf per day, and plant products increased to 773 equivalent mcf per day during this period, compared to the 1996 level of 58 barrels, 1,214 mcf, and 680 equivalent mcf, respectively, per day. In the first quarter of 1997, the average sales prices increased for crude oil to $21.90 per barrel and for natural gas to $2.71 per mcf, compared to $18.13 per barrel and $2.20 per mcf, respectively, in 1996. Prices for plant products increased to $3.04 per equivalent mcf for the first quarter of 1997, compared to $1.62 per equivalent mcf for the first quarter of 1996. Interest income decreased $901 or 42% in 1997 due to a reduction in cash available for investment subsequent to a fourth quarter 1996 cash distribution of $500,000 to Limited Partners.

        Lease operating and production tax expenses for the three months ended March 31, 1997 increased $31,337 or 48% and $20,246 or 77%, respectively, compared to the same period in 1996. The increase in lease operating expense is primarily due to nonrecurring workover expenses of $30,239 on the Jesus Pena #1 well necessary to maintain production, while production taxes increased relative to the increase in crude oil and natural gas sales. Marketing deductions were $25,596 for the three months ended March 31, 1997, a decrease of $26,699 or 51% compared to the same period in 1996, the result of lower gathering and transportation rates provided by a new transporter effective February 1, 1996.

        Depreciation, depletion and amortization expense decreased $40,369 or 30% in 1997 compared to 1996. Unusually high year-end prices resulted in an increase in reserve values assigned to the properties by independent reserve engineers, effective January 1, 1997. General and administrative expenses for the three months ended March 31, 1997 increased by $3,028 or 7% compared to the same period in 1996.

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



                                           C&K 1980 Fund-B, Ltd.
                                           (Registrant)


                                       By: /s/ Dan R. Taylor
                                           Dan R. Taylor
                                           Vice President, Finance & Accounting
                                           CODY TEXAS, L.P.
                                           Successor General Partner



     Date:  May 13, 1997