Form 10-Q
period 1997-06-30
C&K 1980 FUND B LTD
filed 1997-08-11
CIK 319315

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1997

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

                                 INDEX TO FORM 10-Q
                                C&K 1980 Fund-B, Ltd.


     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
              June 30, 1997 and December 31, 1996

              Statements of Operations
              Three months and six months ended June 30, 1997 and 1996

              Statements of Changes in Partners' Capital
              Six months ended June 30, 1997 and 1996

              Statements of Cash Flows
              Six months ended June 30, 1997 and 1996

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURE

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                                    BALANCE SHEETS
                                     (Unaudited)


                                        ASSETS

                                                  June 30,        December 31,
                                                    1997              1996
     Current Assets:

       Cash                                    $   185,306        $   182,797
       Receivable from General Partner             594,632            253,816

         Total Current Assets                      779,938            436,613

     Oil and gas properties and equipment,
       at cost, using the full cost
       method of accounting                     22,495,419         22,494,518

     Less:  Accumulated depreciation,
       depletion and amortization              (19,445,275)       (19,286,186)

                                                 3,050,144          3,208,332

     Total Assets                              $ 3,830,082        $ 3,644,945



                          LIABILITIES AND PARTNERS' CAPITAL


     Accrued liabilities                       $     7,177        $    13,307

     Partners' Capital:
       General Partner                             787,786            829,341
       Limited Partners                          2,351,436          2,082,947
       Combining adjustment                        683,683            719,350

          Total Partners' Capital                3,822,905          3,631,638

     Total Liabilities and
      Partners' Capital                        $ 3,830,082        $ 3,644,945

     [FN]

     The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                    Three months ended      Six months ended
                                         June 30,               June 30,
                                      1997      1996        1997        1996
     Revenues:
       Oil and gas sales           $420,976  $596,155  $1,105,486  $1,035,917
       Interest income                1,266     2,139       2,510       4,284
                                    422,242   598,294   1,107,996   1,040,201

     Expenses:
       Lease operating               70,207    67,536     166,242     132,234
       Production tax                25,935    39,165      72,450      65,434
       Marketing deductions          42,393    39,023      67,989      91,318
       Depreciation, depletion
          and amortization           62,857   192,985     159,089     329,586
       General and administrative    48,695    47,880      97,391      93,548
                                    250,087   386,589     563,161     712,120

     Net income                    $172,155  $211,705  $  544,835  $  328,081


     Net income (loss) allocation:

       General Partner             $102,245  $150,971  $  312,013  $  239,886
       Limited Partners              84,001   104,016     268,489     162,289
       Combining adjustment         (14,091)  (43,282)    (35,667)    (74,094)

     Net income                    $172,155  $211,705  $  544,835  $  328,081

     Net income per limited
       partnership unit
       (1,210 outstanding)           $69.42    $85.96     $221.89     $134.12

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




                                  Six months ended June 30, 1997

                                                      Combining
                            General     Limited      Adjustment
                            Partner     Partners      (Note 3)        Total

     Balance at
      January 1, 1997       $829,341    $2,082,947    $719,350     $3,631,638

     Contributions           128,981        --           --           128,981
     Distributions          (482,549)       --           --          (482,549)
     Net income (loss)       312,013       268,489     (35,667)       544,835

     Balance at
      June 30, 1997         $787,786    $2,351,436    $683,683     $3,822,905

     [FN]

     The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                     Six months ended June 30,
                                                          1997        1996

     Cash flows from operating activities:
      Net income                                        $ 544,835   $ 328,081
      Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation, depletion and amortization         159,089     329,586
         Changes in operating assets and liabilities:
           Increase in receivable from General Partner   (340,816)    (29,595)
           Decrease in accrued liabilities                 (6,130)    (10,377)

        Net cash provided by operating activities         356,978     617,695


     Cash flows from investing activities:
      Additions to oil and gas properties
        and equipment                                        (901)   (113,421)

        Net cash used in investing activities                (901)   (113,421)

     Cash flows from financing activities:
      Distributions to General Partner                   (482,549)   (439,626)
      Contributions by General Partner                    128,981     133,697
      Distributions to Limited Partners                      --      (200,000)

        Net cash used in financing activities            (353,568)   (505,929)

        Net increase (decrease) in cash                     2,509      (1,655)

     Cash at beginning of period                          182,797     261,194

     Cash at end of period                              $ 185,306   $ 259,539

     [FN]

     The accompanying notes are an integral part of these financial statements.

                                C&K 1980 FUND-B, LTD.
                            (A Texas Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

        The C&K 1980 Fund-B, Ltd. (the "Partnership"), a Texas Limited Partnership, was organized on January 29, 1980 to acquire, explore, develop and operate onshore oil and gas properties in the United States and commenced operations on October 15, 1980. Total initial Limited Partner contributions were $6,050,000, including $100,000 contributed by C&K Petroleum, Inc. ("C&K"), the initial General Partner. On August 25, 1981, C&K requested the Limited Partners to pay an additional assessment of $1,512,500, or 25% of their initial contributions. Of this amount, C&K paid $157,500 for thirty-two Limited Partners who declined to pay their share of the additional assessments.

        C&K, after several corporate reorganizations beginning in September of 1984 and ending in December of 1991, was acquired by Ultramar Oil and Gas Limited ("UOGL"), an indirect wholly-owned subsidiary of LASMO plc. Effective November 18, 1992, UOGL was sold to Williams-Cody Limited Liability Company ("WCLLC"), a Wyoming limited liability company owned by Williams Gas Management Company ("WGMan") and Cody Resources, Inc.
     On January 1, 1993, UOGL changed its name to Williams-Cody, Inc. ("Williams-Cody").

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

      Oil and Gas Properties

        The Partnership uses the full cost method of accounting for oil and gas properties in accordance with rules prescribed by the Securities and Exchange Commission ("SEC"). Under this method, all costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells and other related costs, together with costs applicable to CODY's technical personnel directly engaged in evaluating and maintaining oil and gas prospects and drilling oil and gas wells. Maintenance and repairs are charged against income when incurred. Renewals and betterments which extend the useful life of properties are capitalized.

        The capitalized costs of all oil and gas properties are depleted on a composite units-of-revenue method computed on a future gross revenue basis. An additional depletion provision is made if the total capitalized costs of oil and gas properties exceed the "capitalization ceiling", which is calculated as the present value of future net revenues for estimated production of the Partnership's proved oil and gas reserves as furnished by independent petroleum engineers.

        Future gross revenues have been estimated using rules prescribed by the SEC. Under these rules, year-end prices are utilized in determining future gross revenues.

      New Accounting Standard

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. The Partnership adopted SFAS No. 121 during 1996, with no impact on its financial statements.

      Net Income (Loss) per Limited Partnership Unit

        Net income (loss) per limited partnership unit is computed by obtaining the Limited Partners' net income (loss) (see Statements of Changes in Partners' Capital) and dividing by the total limited partnership units outstanding.

      Contributions and Distributions

        Contributions by the General Partner, as presented in the Statements of Changes in Partners' Capital, represent amounts paid by the General Partner for its allocated share of the Partnership's costs and expenses. Distributions to the General Partner represent amounts collected by the General Partner for its allocated share of the Partnership's revenues. Distributions to Limited Partners represent periodic payments of available cash, as determined in accordance with the terms of the Partnership Agreement (cash in excess of the amounts necessary to meet such partners' share of existing or future obligations of the Partnership).

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

        The depreciation, depletion and amortization provision is calculated based on discrete calculations utilizing the Partnership's and the partners' share of the related capital costs and estimated future net revenues. For financial statement purposes, each partner's depreciation, depletion and amortization provision has been increased by the amount that his share of unamortized costs exceeded the capitalization ceiling. During 1997 and 1996, the net capitalized costs of the Partnership's properties did not exceed the capitalization ceiling.

        The combining adjustment included in the partners' capital of $683,683 and $807,806 at June 30, 1997 and 1996, respectively, represents the difference resulting from computing the full cost ceiling test in prior years on the total partnership basis, which is used for financial reporting purposes, and the limited partners and general partner basis. The adjustment is an allocation of partners' capital and does not affect net income.


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

        In addition to the 20 units purchased by the General Partner for its initial capital contribution, a total of 772.33333 units had been purchased from Limited Partners as of December 31, 1996. At January 1, 1997, the General Partner calculated a purchase price of $3,157.53 per unit for Limited Partners who paid the additional assessment ("assessed Limited Partners") and $2,526.03 per unit for Limited Partners who had not paid the additional assessment ("nonassessed Limited Partners"). Within the prescribed tender period, which ended June 30, 1997, 58 Limited Partners tendered 86 assessed units and 15 nonassessed units for a total repurchase amount of $309,438.04. Effective with these repurchases, the General Partner will own 812.33333 assessed limited partnership units and 81 nonassessed limited partnership units.


     NOTE 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

        The General Partner is reimbursed for administrative and overhead costs incurred in conducting the business of the Partnership. Such reimbursements ($45,375 per quarter) have been the maximum allowed under the terms of the Partnership Agreement.

        During the first half of 1997 and 1996, the Partnership distributed $482,549 and $439,626, respectively, to the General Partner for its allocated share of net revenues, and the General Partner contributed $128,981 and $133,697, respectively, for its allocated share of costs and expenses.


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

                                C&K 1980 FUND-B, LTD.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the six months ended June 30, 1997 was $356,978, compared to $617,695 for the corresponding period in 1996. This decrease resulted primarily from a decrease in the depreciation, depletion and amortization and an increase in the receivable from the General Partner.

        Capital expenditures during the first six months of 1997 were $901, compared to $113,421 for the first six months of 1996. The capital expenditures incurred in 1996 were attributable mainly to the drilling of the C. Montalvo well ($95,879) and completion of the Manual Pena #1
 .    well, which was shut-in at December 31, 1995.  The Partnership has no immediate plans for additional exploratory or developmental capital programs in 1997 except those necessary to maintain well productivity.

        During the first six months of 1997 and 1996, the Partnership distributed $482,549 and $439,626, respectively, to the General Partner for its share of net revenues. During these same periods, the General Partner's contribution for its share of costs and expenses was $128,981 and $133,697, respectively. The Limited Partners received distributions of $200,000 in the first six months of 1996 and none during this period in 1997.

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


     RESULTS OF OPERATIONS

       Three Months Ended June 30, 1997 vs. Three Months Ended June 30, 1996

        Net income for the second quarter ended June 30, 1997 was $172,155, a decrease of $39,550, or 19%, from net income of $211,705 reported for the same period in 1996. This decrease resulted primarily from a decrease in oil and gas revenues, offset by a decrease in depreciation, depletion and amortization.

        Crude oil and natural gas sales for the three months ended June 30, 1997 of $596,155 decreased $175,179, or 29%, compared to the same period in 1996. Crude oil production increased to 52 barrels per day, and natural gas production and plant products decreased to 1,528 mcf per day and 786 equivalent mcf per day, respectively, during this period, compared to the 1996 level of 48 barrels, 1,839 mcf, and 854 equivalent mcf, respectively, per day. In the second quarter of 1997, average sales prices decreased to $17.96 per barrel for crude oil and to $1.91 per mcf for natural gas, compared to $20.79 per barrel and $2.02 per mcf, respectively, in 1996. Prices for plant products decreased to $1.00 per equivalent mcf for the second quarter of 1997, compared to $2.16 per equivalent mcf for the second quarter of 1996. Non-recurring price adjustments to prior period accruals in 1997 caused this price decrease for the second quarter.

        Interest income decreased $873, or 41%, in 1997 due to a reduction in cash available for investment subsequent to a fourth quarter 1996 cash distribution of $500,000 to Limited Partners.

        Lease operating expense for the three months ended June 30, 1997 increased $2,671, or 4%, compared to the same period in 1996. Production taxes decreased $13,230, or 34%, which corresponds to the decrease in crude oil and natural gas sales. Marketing deductions were $42,393 for the three months ended June 30, 1997, an increase of $3,370, or 9%, compared to the same period in 1996.

        Depreciation, depletion and amortization expense decreased $130,128, or 67%, for the second quarter of 1997 compared to 1996. Unusually high year-end prices resulted in an increase in reserve values assigned to the properties by independent reserve engineers, effective January 1, 1997, which in turn reduced the quarterly amortization amounts in 1997. General and administrative expenses for the three months ended June 30, 1997 increased $815, or 2%, compared to the same period in 1996.


       Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

        Net income for the six months ended June 30, 1997 was $544,835, an increase of $216,754, or 66%, from net income of $328,081 reported for the same period in 1996. This increase resulted primarily from a decrease in depreciation, depletion and amortization, offset by an increase in oil and gas revenues.

        Crude oil and natural gas sales for the six months ended June 30, 1997 of $1,105,486 increased $69,569, or 7%, compared to the same period in 1996. Crude oil production decreased to 51 barrels per day, and natural gas production and plant products increased to 1,529 mcf per day and 779 equivalent mcf per day, respectively, during this period, compared to the 1996 level of 53 barrels, 1,526 mcf, and 767 equivalent mcf, respectively, per day. In the first half of 1997, the average sales prices increased to $19.91 per barrel for crude oil, $2.31 per mcf for natural gas, and $2.01 per equivalent mcf for plant products, compared to $19.33 per barrel, $2.09 per mcf, and $1.92 per equivalent mcf, respectively, in 1996.

        Interest income decreased $1,774, or 41%, in 1997 due to a reduction in cash available for investment subsequent to a fourth quarter 1996 cash distribution of $500,000 to Limited Partners.

        Lease operating expense for the six months ended June 30, 1997 increased $34,008, or 26%, compared to the same period in 1996. The increase is primarily due to nonrecurring workover expenses of $30,239 on the Jesus Pena #1 well necessary to maintain production. Production taxes increased $7,016, or 11%, in the first six months of 1997 compared to 1996, which corresponds to the increase in crude oil and natural gas sales. Marketing deductions were $67,989 for the six months ended
     June 30, 1997, a decrease of $23,329, or 26%, compared to the same period in 1996, the result of lower gathering and transportation rates provided by a new transporter effective February 1, 1996.

        Depreciation, depletion and amortization expense decreased $170,497, or 52%, in 1997 compared to 1996. Unusually high year-end prices resulted in an increase in reserve values assigned to the properties by independent reserve engineers, effective January 1, 1997, which in turn reduced the quarterly amortization amounts in 1997. General and administrative expenses for the six months ended June 30, 1997 increased by $3,843, or 4%, compared to the same period in 1996.

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



     Date:  August 11, 1997